Form 10-Q
period 1996-03-31
PARTICIPATING INCOME PROPERTIES 1986 LP; FFCA INVESTOR SERVICES CORP 86-B
filed 1996-04-12
CIK 797977, 797978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31, 1996
                                             -----------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to
                                             --------------    -----------------
                             Commission file number
                                     0-16720

                   PARTICIPATING INCOME PROPERTIES 1986, L.P.
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 86-B
- --------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                          86-0570015
- --------------------------------------------------------------------------------
(Partnership State of Organization)               (Partnership I.R.S. Employer
                                                      Identification Number)

          Delaware                                          86-0557949
- --------------------------------------------------------------------------------
(Corporation State of Incorporation)              (Corporation I.R.S. Employer
                                                      Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                            85255
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (zip code)


Co-Registrants' telephone number including area code         (602) 585-4500
                                                          ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---     ---

PART 1 - FINANCIAL INFORMATION
     Item l.  Financial Statements.
     ------   --------------------

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                                                     March 31,      December 31,
                                                        1996            1995
                                                   ------------    ------------
                                     ASSETS
                                     ------
CASH AND CASH EQUIVALENTS                          $  1,975,103    $  3,649,977

RECEIVABLES FROM LESSEES                                164,206         144,183

SECURED NOTES RECEIVABLE                                152,460         157,911

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                            6,773,272       7,021,917
      Buildings                                      29,669,322      29,669,322
      Equipment                                       3,666,781       3,969,303
                                                   ------------    ------------
         Total                                       40,109,375      40,660,542
      Less-Accumulated depreciation                  12,512,199      12,233,701
                                                   ------------    ------------

                                                     27,597,176      28,426,841
                                                   ------------    ------------

         Total assets                              $ 29,888,945    $ 32,378,912
                                                   ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS           $  1,369,608    $  3,438,656

PAYABLE TO GENERAL PARTNER                                 --            17,705

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 56,098          61,088

RENTAL DEPOSITS                                         114,400         114,400
                                                   ------------    ------------

         Total liabilities                            1,540,106       3,631,849
                                                   ------------    ------------

MINORITY INTEREST                                       (13,836)        (13,436)
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                  (147,212)       (143,234)
      Limited partners                               28,509,887      28,903,733
                                                   ------------    ------------

         Total partners' capital                     28,362,675      28,760,499
                                                   ------------    ------------

         Total liabilities and partners' capital   $ 29,888,945    $ 32,378,912
                                                   ============    ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)



                                                           1996         1995
                                                       ----------   ----------
REVENUES:
      Rental                                           $1,078,631   $1,078,631
      Participating rentals                               468,335      451,352
      Interest and other                                   24,777       42,462
      Gain on sale of property                             16,410         --
                                                       ----------   ----------

                                                        1,588,153    1,572,445
                                                       ----------   ----------

EXPENSES:
      General partner fees                                136,780      136,315
      Depreciation                                        414,632      481,972
      Operating                                            50,400       56,286
                                                       ----------   ----------

                                                          601,812      674,573
                                                       ----------   ----------

MINORITY INTEREST IN INCOME                                 1,164        1,061
                                                       ----------   ----------

NET INCOME                                             $  985,177   $  896,811
                                                       ==========   ==========

NET INCOME ALLOCATED TO:
      General partner                                  $    9,852   $    8,968
      Limited partners                                    975,325      887,843
                                                       ----------   ----------

                                                       $  985,177   $  896,811
                                                       ==========   ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT
      (based on 51,687 units outstanding)              $    18.87   $    17.18
                                                       ==========   ==========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)


                                               Limited Partners
                                 General     --------------------
                                 Partner     Number                   Total
                                  Amount    of Units     Amount       Amount
                                ---------    ------   -----------   -----------
BALANCE, December 31, 1995      $(143,234)   51,687   $28,903,733   $28,760,499

   Net income                       9,852      -          975,325       985,177

   Distribution to partners       (13,830)     -       (1,369,171)   (1,383,001)
                                ---------    ------   -----------   -----------

BALANCE, March 3l, 1996         $(147,212)   51,687   $28,509,887   $28,362,675
                                =========    ======   ===========   ===========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                                1996           1995
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $   985,177    $   896,811
    Adjustments to net income:
      Depreciation                                              414,632        481,972
      Gain on sale of property                                  (16,410)          --
      Minority interest in income                                 1,164          1,061
      Change in assets and liabilities:
        Decrease (increase) in receivables from lessees         (20,023)         3,000
        Increase (decrease) in payable to general partner       (17,705)        19,072
        Increase (decrease) in accounts payable and
          accrued liabilities                                    (4,990)         3,110
                                                            -----------    -----------

          Net cash provided by operating activities           1,341,845      1,405,026
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collection of note principal                                  6,702          1,784
    Proceeds from sale of property                              430,192           --
                                                            -----------    -----------

          Net cash provided by investing activities             436,894          1,784
                                                            -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Distribution to partners                                 (3,452,049)    (1,379,871)
    Distribution to minority interest                            (1,564)        (1,542)
                                                            -----------    -----------

          Net cash used in financing activities              (3,453,613)    (1,381,413)
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                         (1,674,874)        25,397

CASH AND CASH EQUIVALENTS, beginning of period                3,649,977      3,433,132
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                    $ 1,975,103    $ 3,458,529
                                                            ===========    ===========

PART I  -  FINANCIAL INFORMATION
- --------------------------------

Item 2.         Management's Discussion and Analysis of
- ------          Financial Condition and Results of Operations
                ---------------------------------------------

      As of March 31, 1996, Participating Income Properties 1986, L.P., a Delaware limited partnership, (the Registrant), had received $51,687,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $45,232,790. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on April 16, 1987, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in eleven travel plaza properties by September 1988 and does not anticipate any further capital expenditures.

      The Registrant declared a cash distribution to the limited partners of $1,369,171 for the quarter ended March 31, 1996 (the period). During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, base rental revenue from the travel plaza leases amounted to $1,078,631 which remained unchanged from the same period of the prior year. In addition, the Registrant received or accrued participating rentals of $468,335 for the first quarter of 1996 as compared to $451,352 for the first quarter of 1995. The $16,983 increase in percentage rentals was due to increased travel plaza sales. Interest and other income decreased by $17,685 from the prior period in 1995 due to a lower average cash balance invested. This is because the proceeds from the sale of the Boise travel plaza lodging facility, which were invested in temporary investment securities in 1995, were returned to the limited partners in January 1996. Total expenses decreased to $601,812 for the period from $674,573 for the quarter ended March 31, 1995 due primarily to a decrease in depreciation expense resulting from the sale of one travel plaza equipment package to the lessee upon expiration of the related equipment lease term. In addition to the sale of this equipment package, the Registrant sold a piece of land on the Boise, Idaho travel plaza property to a third party for a net gain of $16,410.

      The decrease in total assets reflected in the Registrant's financial statements filed with this report is mainly attributable to the return of capital to the limited partners from the sale of the Boise travel plaza lodging facility and the depreciation allowance, which is deducted for accounting purposes from the cost of the assets on the Registrant's books.

      In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

                     FFCA INVESTOR SERVICES CORPORATION 86-B
                     ---------------------------------------

                         BALANCE SHEET - MARCH 31, 1996
                         ------------------------------


                                     ASSETS


Cash                                                                    $100
Investment in Participating Income Properties 1986, L.P., at cost        100
                                                                        ----

                  Total Assets                                          $200
                                                                        ====


                                    LIABILITY

Payable to Parent                                                       $100
                                                                        ----

                              STOCKHOLDER'S EQUITY


Common Stock; $l par value; 100 shares authorized,
     issued and outstanding                                              100
                                                                        ----

                  Liability and Stockholder's Equity                    $200
                                                                        ====


Note: FFCA Investor Services Corporation 86-B (86-B) was organized on June 23, 1986 to act as the assignor limited partner in Participating Income Properties 1986, L.P. (PIP-86).

         The assignor limited partner is the owner of record of the limited partnership units of PIP-86. All rights and powers of 86-B have been assigned to the holders, who are the registered and beneficial owners of the units. Other than to serve as assignor limited partner, 86-B has no other business purpose and will not engage in any other activity or incur any debt.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                            PARTICIPATING INCOME PROPERTIES 1986, L.P.

                            By FFCA MANAGEMENT COMPANY, L.P.
                            General Partner


                            By PERIMETER CENTER MANAGEMENT COMPANY
                            Corporate General Partner


Date: April 12, 1996        By /s/ John R. Barravecchia
                               ---------------------------------------------
                               John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FFCA INVESTOR SERVICES CORPORATION 86-B



Date: April 12, 1996        By /s/ John R. Barravecchia
                               --------------------------------------------
                               John R. Barravecchia, President