Form 10-Q
period 1996-06-30
PARTICIPATING INCOME PROPERTIES 1986 LP; FFCA INVESTOR SERVICES CORP 86-B
filed 1996-08-05
CIK 797977, 797978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996
                              --------------------------------------------------
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from     _____________________to______________________

                             Commission file number
                                     0-16720

                   PARTICIPATING INCOME PROPERTIES 1986, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 86-B
- --------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                      86-0570015
- -------------------------------------------------------------------------------
(Partnership State of Organization)             (Partnership I.R.S. Employer
                                                    Identification Number)

          Delaware                                      86-0557949
- -------------------------------------------------------------------------------
(Corporation State of Incorporation)            (Corporation I.R.S. Employer
                                                    Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                  85255
- -------------------------------------------------------------------------------
(Address of principal executive offices)                          (zip code)


Co-Registrants' telephone number including area code        (602) 585-4500
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


                                    Yes  X   No
                                        ---     ---

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------


            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE


                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                                                                   June 30,             December 31,
                                                                    1996                   1995
                                                                   -------               -----------
                                     ASSETS
                                     ------
CASH AND CASH EQUIVALENTS                                        $  1,975,942          $  3,649,977

RECEIVABLES FROM LESSEES                                              158,800               144,183

SECURED NOTES RECEIVABLE                                              145,589               157,911

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                                          6,773,272             7,021,917
      Buildings                                                    29,669,322            29,669,322
      Equipment                                                     3,666,781             3,969,303
                                                                 ------------          ------------
         Total                                                     40,109,375            40,660,542
      Less-Accumulated depreciation                                12,926,831            12,233,701
                                                                 ------------          ------------

                                                                   27,182,544            28,426,841
                                                                 ------------          ------------

         Total assets                                            $ 29,462,875          $ 32,378,912
                                                                 ============          ============


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------


DISTRIBUTION PAYABLE TO LIMITED PARTNERS                         $  1,359,638          $  3,438,656

PAYABLE TO GENERAL PARTNER                                               -                   17,705

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                               54,630                61,088

RENTAL DEPOSITS                                                       114,400               114,400
                                                                 ------------          ------------

         Total liabilities                                          1,528,668             3,631,849
                                                                 ------------          ------------

MINORITY INTEREST                                                     (14,252)              (13,436)
                                                                 ------------          ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                                (151,354)             (143,234)
      Limited partners                                             28,099,813            28,903,733
                                                                 ------------          ------------

         Total partners' capital                                   27,948,459            28,760,499
                                                                 ------------          ------------

         Total liabilities and partners' capital                 $ 29,462,875          $ 32,378,912
                                                                 ============          ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE


                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                     Three Months         Three Months       Six Months         Six Months
                                       Ended                Ended              Ended              Ended
                                      6/30/96              6/30/95            6/30/96            6/30/95
                                      -------              -------            -------            -------
REVENUES:
      Rental                         $1,072,247         $1,078,631          $2,150,878          $2,157,262
      Participating rentals             458,003            471,521             926,338             922,873
      Interest and other                 22,556             42,701              47,333              85,163
      Gain on sale of property             -                  -                 16,410                -
                                     ----------         ----------          ----------          ----------

                                      1,552,806          1,592,853           3,140,959           3,165,298
                                     ----------         ----------          ----------          ----------

EXPENSES:
      General partner fees              135,786            139,557             272,566             275,872
      Depreciation                      414,633            481,971             829,265             963,943
      Operating                          42,525             40,656              92,925              96,942
                                     ----------         ----------          ----------          ----------

                                        592,944            662,184           1,194,756           1,336,757
                                     ----------         ----------          ----------          ----------

MINORITY INTEREST
      IN INCOME                           1,133              1,078               2,297               2,139
                                     ----------         ----------          ----------          ----------

NET INCOME                           $  958,729         $  929,591          $1,943,906          $1,826,402
                                     ==========         ==========          ==========          ==========


NET INCOME ALLOCATED TO:
      General partner                $    9,587         $    9,296          $   19,439          $   18,264
      Limited partners                  949,142            920,295           1,924,467           1,808,138
                                     ----------         ----------          ----------          ----------

                                     $  958,729         $  929,591          $1,943,906          $1,826,402
                                     ==========         ==========          ==========          ==========


NET INCOME PER LIMITED
    PARTNERSHIP UNIT (based on
    51,687 units outstanding)            $18.36             $17.81              $37.23              $34.98
                                         ======             ======              ======              ======

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                                                                   Limited Partners
                                               General          -----------------------
                                               Partner           Number                             Total
                                                Amount          of Units         Amount             Amount
                                                ------          --------         ------             ------

BALANCE, December 31, 1995                     $(143,234)         51,687       $28,903,733        $28,760,499

      Net income                                  19,439            -            1,924,467          1,943,906

      Distributions to partners                  (27,559)           -           (2,728,387)        (2,755,946)
                                               ---------          ------       -----------        -----------

BALANCE, June 30, 1996                         $(151,354)         51,687       $28,099,813        $27,948,459
                                               ==========         ======       ===========        ===========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                                       1996                1995
                                                                 ---------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $ 1,943,906          $ 1,826,402
     Adjustments to net income:
        Depreciation                                                  829,265              963,943
        Gain on sale of property                                      (16,410)                -
        Minority interest in income                                     2,297                2,139
        Change in assets and liabilities:
           Increase in receivables from lessees                       (14,617)                -
           Decrease in payable to general partner                     (17,705)                -
           Decrease in accounts payable and
               accrued liabilities                                     (6,458)             (45,602)
                                                                  -----------          -----------

               Net cash provided by operating activities            2,720,278            2,746,882
                                                                  -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal collections on secured notes receivable                 13,572                2,999
     Proceeds from sale of property                                   430,192                 -
                                                                  -----------          -----------

               Net cash provided by investing activities              443,764                2,999
                                                                  -----------          -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
     Distributions to partners                                     (4,834,964)          (2,758,516)
     Distributions to minority interest                                (3,113)              (3,103)
                                                                  -----------          -----------

               Net cash used in financing activities               (4,838,077)          (2,761,619)
                                                                  -----------          -----------

NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                                   (1,674,035)             (11,738)

CASH AND CASH EQUIVALENTS, beginning of period                      3,649,977            3,433,132
                                                                  -----------          -----------

CASH AND CASH EQUIVALENTS, end of period                          $ 1,975,942          $ 3,421,394
                                                                  ===========          ===========

PART I  -  FINANCIAL INFORMATION
- --------------------------------


Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                ---------------------------------------------


      As of June 30, 1996, Participating Income Properties 1986, L.P., a Delaware limited partnership, (the Registrant), had received $51,687,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $45,232,790. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on April 16, 1987, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in eleven travel plaza properties by September 1988 and does not anticipate any further capital expenditures.

      The Registrant declared a cash distribution to the limited partners of $1,359,216 for the quarter ended June 30, 1996 (the period), which, combined with the first quarter distribution of $1,369,171 amounts to $2,728,387 year to date. During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, base rental revenue from the travel plaza leases amounted to $1,072,247 as compared to $1,078,631 for the same period of the prior year. In the first quarter of 1996, the Registrant sold a piece of land on the Boise, Idaho travel plaza property, resulting in a monthly reduction of $2,128 in rental revenue. The Registrant received or accrued participating rentals of $458,003 for the quarter ended June 30, 1996 as compared to $471,521 for the same quarter of 1995. The $13,518 decrease in participating rental revenue was due to an overall decrease in travel plaza sales during the period. Total expenses decreased by $69,240 to $592,944 for the period primarily due to a decrease in depreciation expense related to the sale of travel plaza equipment in the last twelve months.

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

                     FFCA INVESTOR SERVICES CORPORATION 86-B
                     ---------------------------------------


                          BALANCE SHEET - JUNE 30, 1996
                          -----------------------------





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

                                PARTICIPATING INCOME PROPERTIES 1986, L.P.

                                By FFCA MANAGEMENT COMPANY, L.P.
                                General Partner


                                By PERIMETER CENTER MANAGEMENT COMPANY
                                Corporate General Partner


      Date:    July 8, 1996       By /s/ John R. Barravecchia
                                 -----------------------------------------------
                                 John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FFCA INVESTOR SERVICES CORPORATION 86-B



      Date:    July 8, 1996       By /s/ John R. Barravecchia
                                 -----------------------------------------------
                                 John R. Barravecchia, President