Form 10-Q
period 1996-09-30
PARTICIPATING INCOME PROPERTIES 1986 LP; FFCA INVESTOR SERVICES CORP 86-B
filed 1996-11-12
CIK 797977, 797978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                                    --------------------------------------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                        to
                                ----------------------  ------------------------

                             Commission file number
                                     0-16720

                   PARTICIPATING INCOME PROPERTIES 1986, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 86-B
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                          86-0570015
--------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

          Delaware                                          86-0557949
--------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                     85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


Co-Registrants' telephone number including area code     (602) 585-4500
                                                         -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X   No
                                   -----     -----

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------


            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                                                   September 30,   December 31,
                                                       1996            1995
                                                   ------------    ------------
                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                          $  2,394,341    $  3,649,977

RECEIVABLES FROM LESSEES                                158,000         144,183

SECURED NOTES RECEIVABLE                                138,545         157,911

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                            6,773,272       7,021,917
      Buildings                                      29,669,322      29,669,322
      Equipment                                         626,781       3,969,303
                                                   ------------    ------------
         Total                                       37,069,375      40,660,542
      Less-Accumulated depreciation                  10,608,727      12,233,701
                                                   ------------    ------------

                                                     26,460,648      28,426,841
                                                   ------------    ------------

         Total assets                              $ 29,151,534    $ 32,378,912
                                                   ============    ============


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


DISTRIBUTION PAYABLE TO LIMITED PARTNERS           $  1,391,911    $  3,438,656

PAYABLE TO GENERAL PARTNER                                 --            17,705

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 52,914          61,088

RENTAL DEPOSITS                                         114,400         114,400
                                                   ------------    ------------

         Total liabilities                            1,559,225       3,631,849
                                                   ------------    ------------

MINORITY INTEREST                                       (14,594)        (13,436)
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                  (154,769)       (143,234)
      Limited partners                               27,761,672      28,903,733
                                                   ------------    ------------

         Total partners' capital                     27,606,903      28,760,499
                                                   ------------    ------------

         Total liabilities and partners' capital   $ 29,151,534    $ 32,378,912
                                                   ============    ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)




                                              Three Months   Three Months    Nine Months    Nine Months
                                                  Ended         Ended           Ended         Ended
                                                9/30/96        9/30/95         9/30/96       9/30/95
                                              ------------   ------------    -----------    -----------
REVENUES:
      Rental                                   $1,072,248     $1,078,631     $3,223,126     $3,235,893
      Participating rentals                       481,911        521,156      1,408,249      1,444,029
      Interest and other                           25,627         42,653         72,960        127,816
      Gain on sale of property                     59,548           --           75,958           --
                                               ----------     ----------     ----------     ----------

                                                1,639,334      1,642,440      4,780,293      4,807,738
                                               ----------     ----------     ----------     ----------

EXPENSES:
      General partner fees                        139,026        144,158        411,592        420,030
      Depreciation                                401,444        474,629      1,230,709      1,438,573
      Operating                                    33,479         38,245        126,404        135,186
                                               ----------     ----------     ----------     ----------

                                                  573,949        657,032      1,768,705      1,993,789
                                               ----------     ----------     ----------     ----------

MINORITY INTEREST
      IN INCOME                                     1,239          1,155          3,536          3,294
                                               ----------     ----------     ----------     ----------

NET INCOME                                     $1,064,146     $  984,253     $3,008,052     $2,810,655
                                               ==========     ==========     ==========     ==========


NET INCOME ALLOCATED TO:
      General partner                          $   10,641     $    9,843     $   30,081     $   28,107
      Limited partners                          1,053,505        974,410      2,977,971      2,782,548
                                               ----------     ----------     ----------     ----------

                                               $1,064,146     $  984,253     $3,008,052     $2,810,655
                                               ==========     ==========     ==========     ==========



NET INCOME PER LIMITED
    PARTNERSHIP UNIT (based on
    51,687 units held by limited partners)     $    20.38     $    18.85     $    57.62     $    53.83
                                               ==========     ==========     ==========     ==========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)



                                                            Limited Partners
                                       General        -----------------------------
                                       Partner           Number                              Total
                                       Amount            of Units         Amount             Amount
                                    ------------      ------------     ------------      ------------
BALANCE, December 31, 1995          $   (143,234)           51,687     $ 28,903,733      $ 28,760,499

      Net income                          30,081              --          2,977,971         3,008,052

      Distributions to partners          (41,616)             --         (4,120,032)       (4,161,648)
                                    ------------      ------------     ------------      ------------

BALANCE, September 30, 1996         $   (154,769)           51,687     $ 27,761,672      $ 27,606,903
                                    ============      ============     ============      ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


                                                                 1996             1995
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                              $ 3,008,052      $ 2,810,655
     Adjustments to net income:
        Depreciation                                           1,230,709        1,438,573
        Gain on sale of property                                 (75,958)            --
        Minority interest in income                                3,536            3,294
        Change in assets and liabilities:
           Increase in receivables from lessees                  (13,817)         (10,000)
           Decrease in payable to general partner                (17,705)            --
           Decrease in accounts payable and
               accrued liabilities                                (8,174)         (54,043)
                                                             -----------      -----------

               Net cash provided by operating activities       4,126,643        4,188,479
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal collections on secured notes receivable            19,366            5,489
     Proceeds from sale of property                              811,442             --
                                                             -----------      -----------

               Net cash provided by investing activities         830,808            5,489
                                                             -----------      -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
     Distributions to partners                                (6,208,393)      (4,170,192)
     Distributions to minority interest                           (4,694)          (4,733)
                                                             -----------      -----------

               Net cash used in financing activities          (6,213,087)      (4,174,925)
                                                             -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                              (1,255,636)          19,043

CASH AND CASH EQUIVALENTS, beginning of period                 3,649,977        3,433,132
                                                             -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                     $ 2,394,341      $ 3,452,175
                                                             ===========      ===========

PART I  -  FINANCIAL INFORMATION
--------------------------------

Item 2.         Management's Discussion and Analysis of
-------         Financial Condition and Results of Operations
                ---------------------------------------------


      As of September 30, 1996, Participating Income Properties 1986, L.P., a Delaware limited partnership, (the Registrant), had received $51,687,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $45,232,790. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on April 16, 1987, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in eleven travel plaza properties by September 1988 and does not anticipate any further capital expenditures.

      The Registrant declared a cash distribution to the limited partners of $1,391,645 for the quarter ended September 30, 1996 (the period), which, combined with the first and second quarterly distributions of $2,728,387 amounts to $4,120,032 year to date. During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, base rental revenue from the travel plaza leases amounted to $1,072,248 as compared to $1,078,631 for the same period of the prior year. In the first quarter of 1996, the Registrant sold a piece of land on the Boise, Idaho travel plaza property, resulting in a monthly reduction of $2,128 in rental revenue. The Registrant received or accrued participating rentals of $481,911 for the period which were higher than each of the previous three quarters. Participating rentals for the quarter ended September 30, 1995 of $521,156 were especially high compared to the four quarters that followed. Total expenses decreased by $83,083 to $573,949 for the period primarily due to a decrease in depreciation expense related to the sale of travel plaza equipment in the last twelve months. The Registrant sold six equipment packages to lessees during the period for a gain of $59,548. The Registrant does not anticipate any significant changes in rental revenues related to the sale of the equipment packages.

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

                     FFCA INVESTOR SERVICES CORPORATION 86-B
                     ---------------------------------------


                       BALANCE SHEET - SEPTEMBER 30, 1996
                       ----------------------------------





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

                                PARTICIPATING INCOME PROPERTIES 1986, L.P.

                                By FFCA MANAGEMENT COMPANY LIMITED PARTNERSHIP General Partner


                                By PERIMETER CENTER MANAGEMENT COMPANY
                                Corporate General Partner


      Date:    October 7, 1996     By /s/ John R. Barravecchia
                                ---------------------------------------------
                                John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FFCA INVESTOR SERVICES CORPORATION 86-B



      Date:    October 7, 1996        By /s/ John R. Barravecchia
                                 ---------------------------------------
                                 John R. Barravecchia, President