Form 10-K405
period 1996-12-31
PARTICIPATING INCOME PROPERTIES 1986 LP; FFCA INVESTOR SERVICES CORP 86-B
filed 1997-03-21
CIK 797977, 797978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    ---------
                                    FORM 10-K


(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

Commission File Number 0-16720

                   PARTICIPATING INCOME PROPERTIES 1986, L.P.
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 86-B
                     ---------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)

      Delaware                                                   86-0570015
---------------------                                    -----------------------
(Partnership State of                                     (Partnership I.R.S.
Organization)                                            Employer Identification
                                                         No.)

      Delaware                                                   86-0557949
---------------------                                    -----------------------
(Corporation State of                                     (Corporation I.R.S.
Incorporation)                                           Employer Identification
                                                         No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                  85255
---------------------------------                              -----------------
(Address of Principal Executive Offices)                           (Zip Code)

Co-Registrants' telephone number, including area code:        (602) 585-4500

Securities registered Pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                          -----------------------------
                                (Title of Class)

                      Limited Partnership Depository Units
                      ------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Co-Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Co-Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---  ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Co-Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Co-Registrants: Not applicable.

         The limited partnership depository units (the "Units") are not currently traded in any market. Therefore, there is no market price or average bid and asked price for the Units within 60 days prior to the date of this filing.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

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

         The statements contained in this report, if not historical, are forward-looking statements and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated" or "expected". Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

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

         After deducting organizational and offering expenses, including sales commissions, the net proceeds of the offering of the Units, $45,613,778, were fully invested by the Partnership, through its investment in the Company, as of September 1988, in eleven "Flying J Travel

Plazas" located in nine states. "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. As of March 14, 1997, eight of the travel plazas owned by the Partnership were leased to CFJ Properties ("CFJ Properties"), a general partnership formed pursuant to a joint venture between Flying J Inc., through its subsidiary, Big West Oil Company ("Big West"), and Douglas Oil Company of California, a subsidiary of Conoco Inc. ("Douglas Oil"), one of the travel plazas was leased to Flying J Inc. and the remaining two were leased to franchisees of Flying J Franchise Inc. ("FJFI"), a subsidiary of Flying J Inc. and the franchisor of Flying J Travel Plazas. The Partnership and the Company are not affiliated with CFJ Properties, Flying J Inc. or FJFI.

         The Partnership's principal objectives through its investment in the Company are to (i) preserve, protect and enhance Partnership capital, (ii) provide partially tax-sheltered cash distributions to investors, (iii) provide the potential for increased income and protection against inflation through participation in the gross revenues of Flying J Travel Plaza facilities and (iv) obtain long-term appreciation in the value of its properties through real estate ownership.

         Real estate owned by the Company is generally leased for a term of 20 years. Equipment is generally leased for a term of eight years. Of the two equipment leases remaining at December 31, 1996, one will expire and the related equipment is anticipated to be sold to the lessee in January 1998 and the other lease is not subject to a purchase option. Lessees must generally pay the Company annual rental payments (in monthly installments) equal to 10% of the Company's total investment in properties. As additional rent under the terms of the lease, the Company is entitled to receive a portion of the operating revenues of the lessees equal to (i) 4% of annual gross receipts derived from the travel plaza facility, excluding fuel sales, (ii) 3/10 of $.01 per gallon of fuel sold and (iii) 4% of all amounts received by the lessee for any lease year pursuant to any sublease by the lessee of any part of its leased premises. Reference is made to Note (3) of the Notes to Financial Statements filed with this Report for a schedule of the minimum future lease payments to be received by the Company on its properties.

         The Partnership is dependent upon CFJ Properties, its principal lessee, since an adverse change in the financial condition of CFJ Properties could materially affect their ability to make lease payments. During 1996, CFJ
Properties and Flying J Inc. together contributed approximately 88% of the Company's total rental and participating rental revenue for the year and are expected to contribute a similar percentage of revenue in 1997.

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

         The Partnership's leases with CFJ Properties are with full recourse to the assets of CFJ Properties, but without recourse to Big West or Douglas Oil. A default on one lease constitutes a default on all other leases to the same lessee by the Partnership and two other partnerships sponsored by affiliates of the General Partner, all of whose travel plazas are leased to Flying J Inc., CFJ Properties or franchisees of FJFI.

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

         The nine properties operated by CFJ Properties and Flying J Inc. generated a combined fuel and non-fuel gross profit (including other income) of approximately $26.8 million during the fiscal year ended January 31, 1996 as compared to $28 million in 1995. Total travel plaza unit-level income for these nine properties (before depreciation and allocated corporate overhead) totaled approximately $2.8 million in 1996 with five of the nine properties reporting positive unit-level income. The remaining four properties reported net losses due to intense fuel price competition in their geographic area. The combined result of the travel plaza unit-level income before depreciation and allocated corporate overhead was down from $4.1 million in the prior year due to an overall decrease in fuel gross profit margins while the total volume of fuel and non-fuel sales remained relatively constant between years. For CFJ Properties' fiscal year ended January 31, 1996, the average unit-level base and participating rents approximated 14.4% of the original cost of these properties.

         Those properties that each represent over 10% of the Partnership's total assets are located in Amarillo, Texas; Clive, Iowa and Cheyenne, Wyoming.

         The travel plaza/truckstop industry, although highly fragmented, is highly competitive.

The Company's lessees are competing with, among others, National Auto/Truckstops, Petro and Pilot Corporation, as well as other national, regional and local truckstop operators, some of which may have substantially greater financial resources than the lessees. The Company's lessees also compete with other entities which provide hospitality goods and services to the trucking industry and traveling public in general. The major competitive factors include, among others, location, ease of access, brand identification, pricing, product and service selections, customer service, store appearance, cleanliness and safety. The Flying J Travel Plaza facilities owned by the Company offer a full-service operation, generally including fuel facilities, a restaurant, a convenience store and other amenities for use by the trucking industry and traveling public in general. Flying J Franchise Inc. reports that the Flying J Travel Plaza network consists of more than 100 facilities across the U.S. interstate highway system. The travel plaza sites have been selected based on traffic patterns and volumes, and access to interstate highways, among other criteria.

         According to the American Trucking Association, the trucking industry grosses more than $340 billion annually, representing 78% of the nation's freight bill. The 20 million commercial trucks registered in the United States consume approximately 39 billion gallons of fuel annually. The Partnership believes that the trucking industry is sensitive to certain aspects of the general economic environment, such as retail sales; the level, direction and rate of change in inventories; international trade; vendor performance; the cost and availability of fuel; labor issues; and technology. The trucking industry is also affected by various government policies, including economic regulations; vehicle size and weight regulations; and health, safety and environmental protection regulations. These factors also may influence the competitive posture of one mode of transportation compared to others; however, the trucking industry has presented itself as an affordable and timely alternative to other methods of transportation such as air freight and rail, particularly for short hauls.

         Through ownership of the travel plazas, the Partnership and the Company are subject to the risks associated with the underground storage of petroleum products such as gasoline. In this regard, the Partnership's lessees are subject to various federal, state and local regulations and environmental laws. These laws and regulations affect the storing, dispensing and discharge of petroleum and other wastes and affect the lessees both in the securing of permits for fueling operations and in the ongoing conduct of such operations.

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

         The Partnership has taken steps to (i) ensure that the lessees comply with applicable rules and regulations; (ii) mitigate any potential liabilities, including the establishment of storage tank monitoring procedures; and (iii) require that lessees indemnify the Partnership for all such liabilities and obtain liability insurance, if reasonably available. The Partnership requires each lessee to obtain an annual environmental audit, performed by an environmental consulting and engineering firm, which includes the following procedures, among others: month-end cumulative fuel inventory variance analysis; tank tightness tests; automatic tank gauging and leak detection system operation and calibration tests; UST excavation zone groundwater and/or soil vapor monitoring well analysis; piping system tightness tests; piping excavation zone ground water and/or soil vapor monitoring well analysis; pipe leak detector inspection and calibration tests; corrosion protection system tests; on-site sanitary sewer treatment plant effluent analysis; and oil/water separator inspections. The consulting and engineering firm also reviews on-site environmental correspondence; visually inspects the UST system, tank and piping excavation zone monitoring wells, areas adjacent to all petroleum above-ground tanks, the stormwater and wastewater control systems, and the travel plaza facility; and discusses employee training procedures, recent significant environmental events (if any), repair and maintenance activities, and regulatory compliance with travel plaza personnel.

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

Item 2.  Properties.

         As of December 31, 1996, the Partnership, through its investment in the Company, had acquired 11 travel plaza properties located in nine states, without borrowings by the Company or the Partnership. The properties were acquired by the Company during 1987 and 1988 with the net proceeds received by the Partnership from the public offering of the Units.

         The Partnership's travel plazas, divided into sections which serve both the commercial and non-commercial traveler, generally offer a multi-use, full-service operation including fuel facilities for the storage and sale of automotive and diesel fuels, a 24-hour restaurant, a convenience store, restroom facilities with private showers, and other amenities designed to meet the needs of the trucking industry and the traveling public in general. Three of the Company's properties represent over 10% of the Partnership's total assets, as follows:

                                                 Approximate % of
            Location                               Total Assets
            --------                             ---------------

        Clive, Iowa                                    15.0%
        Cheyenne, Wyoming                              10.2%
        Amarillo, Texas                                11.4%

         The following is a description of the properties acquired by the Company.

         Boise, Idaho. The Boise travel plaza is a completely renovated full-service travel plaza, built on a parcel consisting of approximately 21 acres approximately 1/5 of a mile south of Interstate 84. During 1994, the lessee of this travel plaza exercised its option to purchase the motel portion of the travel plaza comprising two and one-half acres of land, the motel building and motel equipment. In addition, approximately one-half acre of land was sold to the State of Idaho Transportation Department, leaving the Boise travel plaza with approximately 18 acres. A total of five federal primary highways serve the county with a central hub in the Boise metropolitan area.

         Post Falls, Idaho. The Post Falls travel plaza is a full-service travel plaza, built on a parcel consisting of approximately 8 acres of land, located at the northeast off-ramp of Interstate Highway 90.

         Butte, Montana. The Butte travel plaza was a pre-existing Husky truck stop, renovated in 1988, and is located on a parcel consisting of approximately
9.01 acres of land along the north side of I-15 and I-90.

         Ellensburg, Washington. The Ellensburg travel plaza was a pre-existing Husky truck stop, renovated in 1987, and is located on a parcel consisting of approximately 8.06 acres of land just south of I-90 and one mile west of I-82.

         Amarillo, Texas. The Amarillo travel plaza was a pre-existing Husky truck stop, renovated in 1989, and is located on a parcel consisting of 16.32 acres of land five miles west of the I-27 and I-40 interchange and four miles east of downtown Amarillo.

         Clive, Iowa. The Clive travel plaza is a full-service travel plaza, built on a parcel consisting of 26.6 acres of land, located at the southwest corner of I-35/80. Clive, Iowa is located northwest of Des Moines.

         Eloy, Arizona. The Eloy travel plaza is a full-service travel plaza, built on a 15-acre parcel of land, located three miles south of the I-8 and I-10 junction. Eloy, Arizona is located 60 miles south of Phoenix and 53 miles north of Tucson.

         Thousand Palms, California. The Thousand Palms travel plaza is a full-service travel plaza, built on a 5.01-acre parcel of land north of I-10. Thousand Palms is situated midway between the Arizona/California border and Los Angeles.

         Truxton, Missouri. The Truxton travel plaza is a full-service travel plaza, built on a parcel of land of approximately 15 acres located south of the I-70 and Highway B junction. Truxton, Missouri is located 55 miles northwest of St. Louis.

         Cheyenne, Wyoming. The Cheyenne travel plaza is a full-service travel plaza, built on a 15.2-acre parcel of land west of I-25. Downtown Cheyenne is located three miles north of the site.

         Evanston, Wyoming. The Evanston travel plaza is located on a 5.42-acre parcel of land along the north side of Highway 30 and north of I-80. Evanston is approximately two miles from the Utah border.

         Reference is made to the Annual Portfolio Valuation prepared by Cushman & Wakefield which is filed with this Report as an exhibit for the properties' appraised value as of December 31, 1996.

         FFCA Investor Services Corporation 86-B has no interest in any real or personal property independent of the Partnership.

Item 3.  Legal Proceedings.

         Neither the Co-Registrants nor their properties are parties to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         No matter was submitted to a vote of the Holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

Item 5.  Market for Registrant's Units and Related Security Holder Matters.

         Market Information. During 1996, there was no established public trading market for the Units, and it is not anticipated that an established public trading market for the Units will develop.

         Holders. As of March 14, 1997, there were 4,242 record holders of the Units.

         Distributions. For the two most recent fiscal years, the Partnership made the following cash distributions to the Holders:


                                      1996

                                              Per Unit
                                             Distribution                     Total
                                         ----------------------       ------------------------
                                                                                                  Annualized Cash
       Date of             Number        Cash from                    Cash from                     Yield From
    Distribution          of Units       Operations     Capital       Operations       Capital      Operations
    ------------          --------       ----------     -------       ----------       -------      ----------
December 31                 51,687         $25.56           -         $1,321,120             -         10.6%
September 30                51,687          26.92           -          1,391,414             -         11.2%
June 30                     51,687          26.30           -          1,359,368             -         11.0%
March 31                    51,687          26.49           -          1,369,189             -         11.0%

                                      1995

                                              Per Unit
                                             Distribution                     Total
                                         ----------------------       ------------------------
                                                                                                  Annualized Cash
       Date of             Number        Cash from                    Cash from                     Yield From
    Distribution          of Units       Operations     Capital       Operations       Capital      Operations
    ------------          --------       ----------     -------       ----------       -------      ----------
December 31                 51,687         $26.86       $39.66       $1,388,313      $2,049,906       10.7%
September 30                51,687          27.91           -         1,442,584               -       11.2%
June 30                     51,687          27.03           -         1,397,100               -       10.8%
March 31                    51,687          26.40           -         1,364,537               -       10.6%

         Cash from operations, defined as disbursable cash in the agreement of limited partnership which governs the Partnership, is distributed to the Holders. Any variations in the amount of distributions from quarter to quarter are due to fluctuations in net cash provided by operating activities. Reference is made to Item 7 below for a discussion and analysis of such fluctuations. Cash proceeds from the sale of property, when distributed, represent a partial return of the limited partners' initial $1,000 per unit capital contribution. The Adjusted Capital Contribution of a Holder is generally the Holder's initial capital contribution reduced by the cash distributions to the Holders of proceeds from the sale of Partnership properties and reduced by any other cash distributions other than from operations. The Adjusted Capital Contribution per Unit of the Holders, as defined in the agreement of limited partnership which governs the Partnership, was $960.34 as of December 31, 1996. At December 31, 1995, the Partnership declared a return of capital of $2,050,000 ($39.66 per Unit) related to the 1994 sale of the Boise, Idaho lodging premises and equipment, which was distributed in January 1996.

         Any differences in the amounts of distributions set forth in the above tables from the information contained in Item 6 below are due to rounding the amount of distributions payable per Unit down to the nearest whole cent and carrying any fractional cents forward from one period to the next. The Partnership expects to continue making cash distributions to the Holders pursuant to the provisions of the agreement of limited partnership which governs the Partnership. The General Partner knows of no material restrictions that would limit the Partnership's ability to pay distributions to the Holders in the future.

Item 6.  Selected Financial Data.

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes attached as an exhibit to this Report.

                                                 Year Ended December 31,
                                                 -----------------------

                               1996          1995          1994          1993          1992
                               ----          ----          ----          ----          ----
Revenues                     $ 6,289,831   $ 6,563,996   $ 7,179,846   $ 6,397,242   $ 6,223,933

Net Income                     4,013,518     3,944,780     4,375,249     3,606,158     3,204,238

Net Income Per Unit                76.87         75.56         83.80         69.07         61.37

Total Assets                  28,759,012    32,378,912    34,094,240    36,048,390    37,945,883

Distributions of Cash from
 Operations to Holders         5,440,957     5,592,710     5,674,532     5,546,729     5,228,026

Distributions of Cash from
 Operations Per Unit              105.27        108.20        109.79        107.31        101.15

Return of Capital to
 Holders                            --       2,050,000          --            --            --

Return of Capital Per Unit          --           39.66          --            --            --

         The 1994 results of operations include gains totaling $653,477 on the sale of the motel portion of the Boise, Idaho travel plaza and the sale of approximately one-half acre of land at this travel plaza to the State of Idaho Transportation Department, which is not necessarily indicative of the Partnership's future results of operations.

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

Liquidity and Capital Resources

         The Partnership received $51,687,000 in gross proceeds from its public offering of the Units. After deducting organizational and offering expenses, including sales commissions, the Partnership, through the Company, invested the net offering proceeds of $45,613,778 in eleven travel plazas. The rental payments from lessees of the properties are the Partnership's primary source of income.

         As of December 31, 1996, the Partnership had cash and marketable securities with a maturity of three months or less generally collateralized by United States government obligations aggregating $2,346,371 of which $1,321,120 was paid out to the Holders in January 1997 as their fourth quarter distribution for 1996, and the remainder of which will be held by the Partnership for reserves. The Partnership uses the rental revenues from the Company's properties to meet its cash needs and those of the Company, and it is anticipated that such revenues will be sufficient to meet all of the Partnership's expenses and provide cash for distribution to the Holders.

         On October 6, 1994, CFJ Properties (the lessee) exercised its option to purchase the lodging premises and equipment located at the Boise, Idaho travel plaza. Proceeds from the sale of the lodging premises of $2,050,000 were distributed by the Partnership in January 1996 as a return of capital. The net decrease in cash and cash equivalents of $1,303,606 during 1996 resulted primarily from the return of the 1994 sale proceeds. This decrease was partially offset by the proceeds from a partial land sale and the sale of equipment to the lessees of seven travel plazas upon exercise of their purchase option at the end of the equipment lease term.

         The General Partner knows of no other trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

         FFCA Investor Services Corporation 86-B serves as the initial limited partner of the Partnership and the owner of record of the limited partner interests in the Partnership, the rights and benefits of which are assigned by FFCA Investor Services Corporation 86-B to investors in the Partnership. FFCA Investor Services Corporation 86-B has no other business activity and has no capital resources.

Results of Operations

         The Partnership, through the Company, began acquiring travel plaza properties using the net proceeds of the offering in 1987 and continued to purchase properties until becoming fully invested in September 1988. The Company received or accrued 100% of the lease payments due it from its lessees in 1996, 1995 and 1994.

Fiscal Year Ended December 31, 1996 Compared to
  Fiscal Year Ended December 31, 1995

         The Partnership's total revenues decreased to $6,289,831 for the year ended December 31, 1996 from $6,563,996 for the year ended December 31, 1995. Of this decrease, $81,328 was attributable to lower gains on the sale of property in 1996 and $97,407 in lower interest income resulted from a lower average cash balance invested since the proceeds from the sale of the Boise travel plaza lodging facility (which were invested in temporary investment securities in 1995) were returned to the limited partners in January 1996. In addition, participating rental revenue decreased $76,279 due to decreased overall travel plaza sales. In June 1996, a credit card issuer to Flying J Travel Plaza customers terminated its relationship with the travel plazas. As a result, volumes and margins at many Flying J Travel Plaza locations decreased during the latter part of 1996. CFJ Properties expects the situation to stabilize and volumes to be restored by early 1997. Also contributing to the decrease was a decrease in rental revenue of $19,151 relating to a partial land sale in the first quarter of 1996 which resulted in a monthly reduction of $2,128 in rental revenue.

         Total Partnership expenses for 1996 were $2,271,611, representing a decrease of approximately 13.1% from $2,614,608 in 1995, primarily resulting from a decrease in depreciation expense of $303,569 related to the sale of travel plaza equipment in 1996 and 1995. Also contributing to the decrease in total expenses is a general decrease in operating expenses of approximately $24,000. Net income for 1996 was $4,013,518 as compared to $3,944,780 for 1995, representing a difference of less than 2%.

Fiscal Year Ended December 31, 1995 Compared to
  Fiscal Year Ended December 31, 1994

         The Partnership's total revenues decreased from $7,179,846 for the year ended December 31, 1994 to $6,563,996 for the year ended December 31, 1995, primarily due to gains during 1994 totaling $653,477 on the sale of the Boise travel plaza lodging facility and on the sale of a one-half acre parcel of land on this travel plaza. In addition, as a result of the sale of the lodging facility in 1994, there was a decrease in 1995 base rentals of approximately $160,000 and a decrease in participating rentals of approximately $65,000. Offsetting these decreases were gains on the sale of equipment in 1995 and an increase in interest income over 1994 of $114,805 due to a higher average cash balance.

         Total Partnership expenses for 1995 were $2,614,608, representing a decrease of approximately 6.6% from $2,799,476 in 1994, primarily resulting from a decrease in depreciation expense of $148,025 related to the sale of the Boise travel plaza lodging facility in 1994. Also contributing to the decrease in total expenses is the decrease in operating expenses due to lower legal fees in 1995 than in 1994. Net income for 1995 was $3,944,780 as compared to $4,375,249 for 1994, representing a decrease of approximately 9.8%.

Inflation

         Inflation may cause an increase in each travel plaza's gross revenues due to price increases. This may cause an increase in rental income because a portion of the lessees' lease payments are computed as a percentage of the lessees' gross revenues. Thus, as gross sales increase the lease payments will also increase. Inflation may also tend to increase the rate of capital appreciation of the Company's properties over a period of time as gross rental income from the properties continues to increase. Inflation may, however, have an adverse impact on the profitability of the lessees because of increases in operating expenses. Inflation has no impact on FFCA Investor Services Corporation 86-B's activities.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements and supporting schedules of the Co-Registrants required by Regulation S-X are attached to this Report. Reference is made to
Item 14 below for an index to the financial statements and financial statement schedules.

Item 9.  Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers.

         The Partnership, the General Partner and the Company have no directors or executive officers. PCMC is the managing general partner and Morton H. Fleischer is the individual general partner of the General Partner. PCMC, through the General Partner, has responsibility for all of the Partnership's operations. The directors and executive officers of PCMC and FFCA Investor Services Corporation 86-B are as follows:


PCMC

                                    Directors
                  Name                                       Position Held Since
                  ----                                       -------------------

Morton H. Fleischer                                                 1993

                                    Officers

                                                                                        Associated With
Name                                       Positions Held                                 PCMC Since
----                                       --------------                                 ----------
Morton H. Fleischer                 President and Chief Executive Officer                    1993
John R. Barravecchia                Executive Vice President, Chief Financial Officer,
                                           Treasurer and Assistant Secretary                 1993
Christopher H. Volk                 Executive Vice President, Chief Operating
                                           Officer, Secretary and Assistant Treasurer        1993

Dennis L. Ruben                     Executive Vice President, General Counsel
                                           and Assistant Secretary                           1994
Stephen G. Schmitz                  Executive Vice President, Chief Investment
                                           Officer and Assistant Secretary                   1995
Catherine F. Long                   Senior Vice PresidentAFinance, Principal
                                           Accounting Officer, Assistant Secretary
                                           and Assistant Treasurer                           1993

FFCA INVESTOR SERVICES CORPORATION 86-B

                                    Director
                  Name                                       Position Held Since
                  ----                                       -------------------

Morton H. Fleischer, Chairman                                       1986


                                    Officers

                                                                                                  Position Held
Name                                                   Positions Held                                 Since
----                                                   --------------                                 -----
Morton H. Fleischer                           Chairman of the Board of Directors                      1986
John R. Barravecchia                          President, Secretary and Treasurer                      1990
Christopher H. Volk                           Vice President, Assistant Secretary and                 1994

                               Assistant Treasurer

         All of the foregoing directors and executive officers have been elected to serve a one year term and until their successors are elected and qualified. There are no arrangements or understandings between or among any of the officers or directors and any other person pursuant to which any officer or director was selected as such. There are no family relationships among any directors and officers.

Business Experience

         The business experience during the past five years of each of the above directors and executive officers is as follows:

         Morton H. Fleischer, age 60, has served as a director, President and Chief Executive Officer of PCMC since 1993, and as Chairman of the Board of FFCA Investor Services Corporation 86-B since 1986. Mr. Fleischer also serves as President, Chief Executive Officer and Chairman of the Board of Franchise Finance Corporation of America, a Delaware corporation ("FFCA") having previously served as a director, President and Chief Executive Officer of Franchise Finance Corporation of America I ("FFCA I"), a predecessor of FFCA, from 1980 to 1994. Mr. Fleischer is an individual general partner of the General Partner, and is a general partner (or general partner of a general partner) of the following public limited partnerships: Participating Income Properties II, L.P.; Participating Income Properties III Limited Partnership; and Scottsdale Land Trust Limited Partnership.

         John R. Barravecchia, age 41, has served as President, Secretary and Treasurer of FFCA Investor Services Corporation 86-B since 1990. He has served as Chief Financial Officer of PCMC since 1993 and as Senior Vice President and Treasurer since 1994. In 1995, Mr. Barravecchia was named Executive Vice
President of PCMC. Mr. Barravecchia currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of FFCA and served in various capacities for FFCA I from 1984 to 1994. He was appointed Vice President and Chief Financial Officer of FFCA I in December 1986, and Senior Vice President in October 1989. Mr. Barravecchia was elected as a director of FFCA I in March 1993 and Treasurer in December 1993. Prior to joining FFCA I, Mr. Barravecchia was associated with the international public accounting firm of Arthur Andersen LLP.

         Christopher H. Volk, age 40, has served as Vice President, Assistant Secretary and Assistant Treasurer of FFCA Investor Services Corporation 86-B since 1994, and has served as Secretary of PCMC since 1993 and Senior Vice President--Underwriting and Research since 1994. In 1995, Mr. Volk was named Executive Vice President and Chief Operating Officer of PCMC. Mr. Volk currently serves as Executive Vice President, Chief Operating Officer, Secretary and Assistant Treasurer of FFCA. He joined FFCA I in 1986 and served in various capacities in FFCA I's capital preservation and underwriting areas prior to being named Vice President-Research in October 1989. In December 1993, he was appointed Secretary and Senior Vice President-Underwriting and Research of FFCA I, and he was elected as a director of FFCA I in March 1993. Prior to joining FFCA I, Mr. Volk was employed for six years with the National Bank of Georgia, where his last position was Assistant Vice President and Senior Correspondent Banking Credit Officer. Mr. Volk is a member of the Association for Investment Management and Research and the Phoenix Society of Financial Analysts.

         Dennis L.  Ruben,  age 44,  has  served as Senior  Vice  President  and
General Counsel for PCMC since 1994. Mr. Ruben was named Executive Vice President, General Counsel and Assistant secretary of PCMC in February 1997. He currently serves in the same capacity for FFCA and served as attorney and counsel for FFCA I from 1991 to 1994. In December 1993, he was appointed Senior Vice President and General Counsel of FFCA I. Prior to joining FFCA I, Mr. Ruben was associated with the law firm of Kutak Rock from 1980 until March 1991. Mr. Ruben became a partner of Kutak Rock in 1984. Mr. Ruben has been admitted to the Iowa, Nebraska and Colorado bars.

         Stephen G. Schmitz, age 42, has served as Senior Vice President-Corporate Finance of PCMC since January 1996. He was named Executive Vice President, Chief Investment Officer and Assistant Secretary of PCMC in February 1997. He currently serves in the same capacity for FFCA. Mr. Schmitz served in various positions as an officer of FFCA I from 1986 to June 1, 1994. Prior to joining FFCA I, Mr. Schmitz was a commercial lender with Mellon Bank in Pittsburgh, where his last position was Vice-President and Section Manager.

         Catherine F. Long, age 40, has served as Vice President--Finance and Principal Accounting Officer of PCMC since 1994, and Vice President from 1993 to 1994. In February 1997 she was named Senior Vice President-Finance of PCMC. She currently serves as Senior Vice President-Finance, Principal Accounting Officer, Assistant Secretary and Assistant Treasurer of FFCA and served as Vice President-Finance of FFCA I from 1990 to 1993. In

December 1993, she was appointed Principal Accounting Officer of FFCA I. From December 1978 to May 1990, Ms. Long was associated with the international public accounting firm of Arthur Andersen LLP. Ms. Long is a certified public accountant and is a member of the Arizona Society of Certified Public Accountants.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Co-Registrants during fiscal year 1996 and Forms 5 and amendments thereto furnished to the Co-Registrants with respect to fiscal year ended December 31, 1996 (the "Forms"), and any written representations by the directors and executive officers of FFCA Investor Services Corporation 86-B and PCMC, the Co-Registrants have not identified herein any such person that failed to file on a timely basis the Forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1996.

Item 11.  Executive Compensation.

         The Partnership is required to pay an acquisition fee and a subordinated real estate disposition fee to the General Partner, and the General Partner is entitled to receive a share of cash distributions, when and as made to the Holders, a share of profits and losses and a subordinated share of any sale proceeds. Reference is made to Note (1) and Note (5) of the Notes to Consolidated Financial Statements of the Partnership and the Company which are filed with this Report for a description of the fees and distributions paid in 1996.

         FFCA Investor Services Corporation 86-B serves as assignor and initial limited partner without compensation from the Partnership. It is not entitled to any share of the profits, losses or cash distributions of the Partnership. The director and officers of FFCA Investor Services Corporation 86-B serve without compensation from FFCA Investor Services Corporation 86-B or the Partnership.

         PCMC is entitled to a one-tenth of one percent share of the profits and losses of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         As of March 14, 1997, no person or group was known by the Partnership to own directly or beneficially more than 5% of the outstanding Units of the Partnership.

         The General Partner of the Partnership and its general partners owned no Units as of March 14, 1997. None of the directors and officers of the General Partner's corporate general partner, PCMC, owned any Units as of March 14, 1997. PCMC is owned by Morton. H. Fleischer.

         FFCA Investor Services Corporation 86-B has an interest in the Partnership as a limited partner and it serves as the owner of record of all of the limited partnership interests assigned by it to the Holders. However, FFCA Investor Services Corporation 86-B has no right to vote its interest on any matter and it must vote the assigned interests as directed by the Holders. FFCA Investor Services Corporation 86-B is a wholly-owned subsidiary of PCMC.

Item 13.  Certain Relationships and Related Transactions.

         Since the beginning of the Co-Registrants last fiscal year, there have been no significant transactions or business relationships among the Co-Registrants, the Company, and PCMC or their affiliates or their management, other than as described in Items 1, 10 and 11 above.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      The following documents are filed as part of this Report:

         1.       Financial Statements.

                  The Partnership and the Company
                  Report of independent public accountants
                  Consolidated Balance Sheets as of December 31, 1996
                    and 1995
                  Consolidated Statements of Income for the years
                    ended December 31, 1996, 1995 and 1994
                  Consolidated  Statements  of Changes In Partners'  Capital for
                    the years ended December 31, 1996, 1995 and 1994
                  Consolidated Statements of Cash Flows for the years
                    ended December 31, 1996, 1995 and 1994
                  Notes to Consolidated Financial Statements

                  FFCA Investor Services Corporation 86-B

                  Report of independent public  accountants
                  Balance Sheet as of December 31, 1996
                  Notes to Balance Sheet

         2.       Financial Statement Schedules.

                  Schedule III-Schedule of Real Estate and Accumulated
                    Depreciation as of December 31, 1996

                  All other  schedules  are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

         3.       Exhibits.

                  99.  Annual  Portfolio  Valuation of Cushman & Wakefield as of
                        December 31, 1996.

                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended, the following document, filed with the Securities and Exchange Commission as Exhibit 4 to the Co-Registrants' Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 0-16720, is incorporated herein by this reference.

                           Second Amended and Restated Certificate and Agreement of Limited Partnership which governs the Partnership, as filed with the Secretary of State of Delaware on April 16, 1987.

                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrants' Form 10-K for the fiscal year ended December 31, 1986, Commission File No. 0-16720, are incorporated herein by this reference.

                                                                                       1986 Form 10-K
                                                                                          Exhibit No.
                                                                                       --------------

                           Depositary Agreement of the Partnership.                          3-C

                           The Certificate of  Incorporation  which governs FFCA             3-D
                           Investor Services Corporation 86-B, as filed with the
                           Secretary of State of Delaware on June 23, 1986.

                           Bylaws of FFCA Investor Services Corporation 86-B.                3-E

                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended, the following document, filed with the Securities and Exchange Commission as Exhibit 10(e) to the Co-Registrants' Registration Statement on Form S-11, Registration No. 33-7502, is incorporated herein by this reference.

                           Operating Agreement, dated October 7, 1986, by and among FFCA Management Company, L.P., FFCA/PIP 1986 Property Company, Flying J Inc. and Flying J Franchise Inc.

         (b)      Reports on Form 8-K.

                           No   reports   on  Form   8-K   were   filed  by  the
                           Co-Registrants during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PARTICIPATING INCOME PROPERTIES 1986,
                                        L.P.

                                        By       FFCA MANAGEMENT COMPANY LIMITED
                                                 PARTNERSHIP, General Partner


Date:  March 19, 1997                            By /s/ Morton H. Fleischer
                                                    -----------------------
                                                    Morton H. Fleischer,
                                                    General Partner

                                        By       PERIMETER  CENTER  MANAGEMENT
                                                 COMPANY,
                                                 Corporate General Partner


Date:  March 19, 1997                            By /s/ Morton H. Fleischer
                                                    -----------------------
                                                    Morton H. Fleischer,
                                                    President and Chief
                                                    Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

         SIGNATURES OF REQUIRED OFFICERS AND DIRECTORS OF PERIMETER CENTER MANAGEMENT COMPANY, CORPORATE GENERAL PARTNER OF FFCA MANAGEMENT COMPANY LIMITED PARTNERSHIP, GENERAL PARTNER OF PARTICIPATING INCOME PROPERTIES 1986, L.P.


Date:  March 19, 1997                   By /s/ Morton H. Fleischer
                                           -----------------------
                                           Morton H. Fleischer, President, Chief
                                           Executive Officer and Director



Date:  March 19, 1997                   By /s/ John R. Barravecchia
                                           ------------------------
                                           John R. Barravecchia, Executive Vice
                                           President, Chief Financial Officer,
                                           Treasurer and Assistant Secretary

Date:  March 19, 1997                   By /s/ Catherine F. Long
                                           ---------------------
                                           Catherine F. Long, Senior Vice
                                           PresidentA Finance, Principal
                                           Accounting Officer, Assistant
                                           Secretary and Assistant Treasurer



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FFCA INVESTOR SERVICES CORPORATION 86-B


Date:  March 19, 1997                   By /s/ Morton H. Fleischer
                                           -----------------------
                                           Morton H. Fleischer, Sole Director




Date:  March 19, 1997                   By /s/ John R. Barravecchia
                                           ------------------------
                                           John R. Barravecchia, President,
                                           Secretary, Treasurer, Principal
                                           Financial Officer and Principal
                                           Accounting Officer

Report of Independent Public Accountants



To Participating Income Properties 1986, L.P.:

         We have audited the accompanying consolidated balance sheets of PARTICIPATING INCOME PROPERTIES 1986, L.P. (a Delaware limited partnership) and affiliate as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the partnership's general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Participating Income Properties 1986, L.P. and affiliate as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

Phoenix, Arizona,

     January 3, 1997.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1996 AND 1995
            --------------------------------------------------------

                                                                                       1996                  1995
                                                                                   ------------          ------------

                                                        ASSETS
                                                        ------
CASH AND CASH EQUIVALENTS                                                          $  2,346,371          $  3,649,977

RECEIVABLES FROM LESSEES                                                                149,803               144,183

SECURED NOTES RECEIVABLE                                                                131,323               157,911

PROPERTY SUBJECT TO OPERATING LEASES (Note 3)                                        26,131,515            28,426,841
                                                                                   ------------          ------------

                  Total assets                                                      $28,759,012           $32,378,912
                                                                                   ============          ============


                                           LIABILITIES AND PARTNERS' CAPITAL
                                           ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS (Note 1)                                  $  1,321,426          $  3,438,656

PAYABLE TO GENERAL PARTNER                                                               10,304                17,705

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                 49,704                61,088

RENTAL DEPOSITS                                                                         114,400               114,400
                                                                                   ------------          ------------

                  Total liabilities                                                   1,495,834             3,631,849
                                                                                   ------------          ------------

MINORITY INTEREST (Note 1)                                                              (14,923)              (13,436)
                                                                                   ------------          ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                                                  (158,058)             (143,234)
      Limited partners                                                               27,436,159            28,903,733
                                                                                   ------------          ------------

                  Total partners' capital                                            27,278,101            28,760,499
                                                                                   ------------          ------------

                  Total liabilities and partners' capital                           $28,759,012           $32,378,912
                                                                                   ============          ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------

                                                                1996                    1995                  1994
                                                             ----------              ----------            ----------
REVENUES:
      Rental                                                 $4,295,373              $4,314,524            $4,475,319
      Participating rentals                                   1,818,632               1,894,911             1,968,580
      Interest and other                                         99,868                 197,275                82,470
      Gain on sale of property                                   75,958                 157,286               653,477
                                                             ----------              ----------            ----------

                                                              6,289,831               6,563,996             7,179,846
                                                             ----------              ----------            ----------

EXPENSES:
      General partner fees  (Note 5)                            543,553                 558,712               566,887
      Depreciation                                            1,559,843               1,863,412             2,011,437
      Operating                                                 168,215                 192,484               221,152
                                                             ----------              ----------            ----------

                                                              2,271,611               2,614,608             2,799,476
                                                             ----------              ----------            ----------

MINORITY INTEREST IN INCOME  (Note 1)                             4,702                   4,608                 5,121
                                                             ----------              ----------            ----------

NET INCOME                                                   $4,013,518              $3,944,780            $4,375,249
                                                             ==========              ==========            ==========


NET INCOME ALLOCATED TO  (Note 1):
      General partner                                        $   40,135              $   39,448            $   43,752
      Limited partners                                        3,973,383               3,905,332             4,331,497
                                                             ----------              ----------            ----------

                                                             $4,013,518              $3,944,780            $4,375,249
                                                             ==========              ==========            ==========

NET INCOME PER LIMITED PARTNERSHIP
      UNIT  (based on 51,687 units held by
      limited partners)                                          $76.87                  $75.56                $83.80
                                                                 ======                  ======                ======

              The accompanying notes are an integral part of these
                            consolidated statements.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------

                                                                General              Limited
                                                                Partner              Partners                Total
                                                              ----------           -----------            -----------
BALANCE,  December 31, 1993                                   $(112,623)           $33,984,146            $33,871,523

      Net income                                                 43,752              4,331,497              4,375,249

      Distributions to partners,
           cash from operations                                 (57,319)            (5,674,532)            (5,731,851)
                                                              ---------            -----------            -----------

BALANCE,  December 31, 1994                                    (126,190)            32,641,111             32,514,921

      Net income                                                 39,448              3,905,332              3,944,780

      Distributions to partners,
           cash from operations                                 (56,492)            (5,592,710)            (5,649,202)

      Return of capital to limited partners (Note 1)              -                 (2,050,000)            (2,050,000)
                                                              ---------            -----------            -----------

BALANCE,  December 31, 1995                                    (143,234)            28,903,733             28,760,499

      Net income                                                 40,135              3,973,383              4,013,518

      Distributions to partners,
           cash from operations                                 (54,959)            (5,440,957)            (5,495,916)
                                                              ---------            -----------            -----------

BALANCE,  December 31, 1996                                   $(158,058)           $27,436,159            $27,278,101
                                                              =========            ===========            ===========

              The accompanying notes are an integral part of these
                            consolidated statements.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------

                                                                             1996             1995             1994
                                                                         -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 4,013,518      $ 3,944,780      $ 4,375,249
    Adjustments to net income:
        Depreciation                                                       1,559,843        1,863,412        2,011,437
        Gain on sale of property                                             (75,958)        (157,286)        (653,477)
        Minority interest in income                                            4,702            4,608            5,121
        Change in assets and liabilities:
          Decrease (increase) in receivables from lessees                     (5,620)          10,817          (10,000)
          Increase (decrease) in payable to general partner                   (7,401)          17,705             -
          Increase (decrease) in accounts payable
             and accrued liabilities                                         (11,384)         (49,309)          61,034
          Decrease in rental deposits                                           -                -            (634,300)
                                                                         -----------      -----------      -----------

             Net cash provided by operating activities                     5,477,700        5,634,727        5,155,064
                                                                         -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                           811,441          207,818        2,108,409
    Principal collections on secured note receivable                          26,588            7,412            6,709
                                                                         -----------      -----------      -----------

             Net cash provided by investing activities                       838,029          215,230        2,115,118
                                                                         -----------      -----------      -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Partner distributions declared (Note 1)                               (5,495,916)      (5,649,202)      (5,731,851)
    Return of capital to limited partners declared (Note 1)                     -          (2,050,000)            -
    Increase (decrease) in distribution payable                           (2,117,230)       2,072,402          (22,924)
    Distributions to minority interest                                        (6,189)          (6,312)          (6,479)
                                                                         -----------      -----------      -----------

             Net cash used in financing activities                        (7,619,335)      (5,633,112)      (5,761,254)
                                                                         -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                      (1,303,606)         216,845        1,508,928

CASH AND CASH EQUIVALENTS, beginning of year                               3,649,977        3,433,132        1,924,204
                                                                         -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                   $ 2,346,371      $ 3,649,977      $ 3,433,132
                                                                         ===========      ===========      ===========

Supplemental Disclosure of Noncash Investing Activity: In 1995, the Partnership sold equipment, received a secured note in the amount of $65,341, and deferred a gain of $1,251 on the sale.

  The accompanying notes are an integral part of these consolidated statements.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                           December 31, 1996 and 1995
                           --------------------------

1)  ORGANIZATION:
    -------------

         Participating Income Properties 1986, L.P. (the Partnership) was formed on June 23, 1986 under the Delaware Revised Uniform Limited Partnership Act to invest as a co-general partner with Franchise Finance Corporation of America I (FFCA I) in FFCA/PIP 1986 Property Company, a Delaware general partnership (the Company). FFCA I sold its interest in the Company on May 31, 1994 to Perimeter Center Management Company (PCMC). The general partner of the Partnership is FFCA Management Company Limited Partnership (the General Partner) of which PCMC is a general partner. The Company was organized to purchase new and existing "Flying J Travel Plaza" facilities, including land, buildings and equipment to be leased on a net basis to Flying J Inc. and certain franchisees of Flying J Franchise Inc. At December 31, 1996 and 1995, eight of the eleven travel plazas owned by the Partnership were leased to CFJ Properties (CFJ), an affiliate of Flying J Inc., one of the travel plazas was leased to Flying J Inc. and the remaining two were leased to franchisees that operate Flying J Travel Plazas. "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. The Partnership and the Company will expire December 31, 2029 and 2028, respectively, or sooner, in accordance with the terms of their respective agreements.

         Investors acquired units of assigned limited partnership interest (the limited partnership units) in the Partnership from FFCA Investor Services Corporation 86-B (the Initial Limited Partner), a Delaware corporation wholly-owned by PCMC. Holders of the units have all of the economic benefits and substantially the same rights and powers of limited partners; therefore, they are referred to herein as "limited partners."

         The Partnership agreement provides for allocation of profits and losses and cash distributions among its partners as follows:

         Profits and Losses: Allocated 99% to the limited partners and 1% to the General Partner.

         Cash Distributions: All cash from operations, as defined, after payment of fees to the General Partner is allocated 99% to the limited partners and 1% to the General Partner. Cash proceeds from the sale of property are not considered cash from operations but, when distributed, represent a partial return of the limited partners' initial $1,000 per unit capital contribution. There has been one such distribution, therefore, the limited partner Adjusted Capital Contribution, as defined in the Partnership agreement, at December 31, 1996 is $960.34 per unit.

         The following is a reconciliation of net income to cash distributions from operations as defined in the Partnership agreement:

                                                                  1996                  1995                  1994
                                                               ----------            ----------            ----------
         Net income                                            $4,013,518            $3,944,780            $4,375,249
         Adjustments to reconcile net income to
             cash distributions declared:
                Depreciation                                    1,559,843             1,863,412             2,011,437
                Gain on sale of property                          (75,958)             (157,286)             (653,477)
                Change in minority interest                        (1,487)               (1,704)               (1,358)
                                                               ----------            ----------            ----------

                   Cash distributions declared
                      from operations                          $5,495,916            $5,649,202            $5,731,851
                                                               ==========            ==========            ==========

         The Company agreement provides for allocation of profits and losses and cash distributions among its partners as follows:

         Profits and Losses: Allocated 99.9% to the Partnership and .1% to PCMC. Cash Distributions: All cash from operations, as defined, is allocated 99.9% to the Partnership and .1% to PCMC.

2)  SIGNIFICANT ACCOUNTING POLICIES:
    --------------------------------

         Consolidation and Financial Statements - The accompanying consolidated financial statements include the accounts of the Partnership and the Company in which the Partnership holds a substantial interest, as discussed in Note 1. In addition, the Partnership has the right to remove the other general partner of the Company with the consent of more than 50% of the limited partners' interests. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared on the accrual basis of accounting. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

         Cash and Cash Equivalents - Investment securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents include United States Treasury securities of $2,210,317 and $3,335,997 at December 31, 1996 and 1995,
respectively, and bank repurchase agreements (which are collateralized by United States Treasury and Government obligations) of $125,074 at December 31, 1995. Short-term investments are recorded at cost plus accrued interest, which approximates market value.

         Leases - The Partnership leases its property under long-term net leases which are classified as operating leases. Rental revenue from operating leases is recognized as it is earned.

         Depreciation - Depreciation on buildings is provided using the straight-line method based upon an estimated useful life of 24 years. Equipment is depreciated over an estimated useful life of eight years, assuming a 10% salvage value at the end of its useful life. The cost of properties includes miscellaneous acquisition and closing costs.

3)  PROPERTY SUBJECT TO OPERATING LEASES:
    -------------------------------------

         The following is an analysis of the Partnership's investment, at cost, in property subject to operating leases by major class at December 31, 1996 and 1995:
                                              1996                  1995
                                          -----------           -----------
     Land                                 $ 6,773,272           $ 7,021,917
     Buildings                             29,669,322            29,669,322
     Equipment                                626,781             3,969,303
                                          -----------           -----------
                                           37,069,375            40,660,542
     Less - Accumulated depreciation       10,937,860            12,233,701
                                          -----------           -----------

                                          $26,131,515           $28,426,841
                                          ===========           ===========

         Lease agreements provide for monthly base rentals equal to a percentage of the property's cost. As additional rent, the Company receives a portion of the operating revenues of the lessee equal to a percentage of gross receipts (participating rentals) from travel plaza facilities, fuel sales and travel plaza lodging facilities (one of the travel plazas operated a lodging facility which was sold in October 1994). The terms of the leases are eight years for equipment and 20 years for land and buildings. Generally, the lessee has the option to purchase equipment (at fair market value) at the end of the lease term and land and buildings (at the greater of fair market value or cost) at any time after the first ten years of the lease. Of the two equipment leases remaining at December 31, 1996, one will expire and the related equipment will be sold to the lessee in January 1998 and the other lease is not subject to a purchase option. During the year ended December 31, 1996, CFJ and Flying J Inc., accounting for 88% of total rental and participating rental revenue, operated a total of nine Partnership properties in Idaho, Montana, California, Arizona, Iowa, Missouri, Texas and Wyoming. The Partnership is the beneficiary of a letter of credit from CFJ in the amount of $634,300 to be used as security for CFJ's lease payments.

         Minimum  future  rentals   (excluding   participating   rentals)  under
noncancellable operating leases as of December 31, 1996, are as follows:

         Year Ending December 31,
         ------------------------
         1997                                                 $ 4,289,000
         1998                                                   4,289,000
         1999                                                   4,289,000
         2000                                                   4,289,000
         2001                                                   4,289,000
         Thereafter                                            26,793,000
                                                              -----------

         Total minimum future rentals                         $48,238,000
                                                              ===========

         The General Partner, the Company, Flying J Inc. and Flying J Franchise Inc. have entered into an operating agreement. In the event of a default in the payment of any amount due and payable under the lease agreements, and upon the General Partner's written request and delivery of the defaulting lessee's property to Flying J Inc., Flying J Inc. has agreed to operate such defaulted lessee's property for the maximum potential lease term.

4)  INCOME TAXES:
    -------------

         The Partnership is not directly subject to income taxes; rather, each partner is subject to income taxes on his distributable share of taxable income. The Partnership tax returns and the amount of distributable partnership profits or losses are subject to examination by Federal and state taxing authorities. If examinations by taxing authorities result in changes to distributable partnership profits or losses, the tax liabilities of the partners could be changed accordingly.

         The following is a reconciliation of net income for financial reporting purposes to income reported for Federal income tax purposes for the years ended December 31, 1996, 1995 and 1994:

                                                                  1996                  1995                  1994
                                                               ----------            ----------            ----------
         Net income for financial reporting purposes           $4,013,518            $3,944,780            $4,375,249
         Differences for tax purposes in:
             Depreciation                                         765,189               965,142               973,733
             Gain on sale and other                                17,534              (375,409)             (200,666)
                                                               ----------            ----------            ----------

         Taxable income to partners                            $4,796,241            $4,534,513            $5,148,316
                                                               ==========            ==========            ==========

For Federal income tax reporting purposes, taxable income to partners is reported on the accrual basis of accounting and is classified as follows:

                                                                  1996                  1995                  1994
                                                               ----------            ----------            ----------
         Ordinary income                                       $4,796,241            $4,534,513            $4,931,566
         Long-term capital gain                                    -                       -                  216,750
                                                               ----------            ----------            ----------
                                                               $4,796,241            $4,534,513            $5,148,316
                                                               ==========            ==========            ==========

         At December 31, 1996, the tax bases of the Partnership's assets and liabilities exceed the amounts recorded for financial reporting purposes by $4,133,476. This difference results primarily from the use of different depreciation methods for financial reporting and tax reporting purposes.

5)  TRANSACTIONS WITH RELATED PARTIES:
    ----------------------------------

         Under the terms of the Partnership agreement, the General Partner is entitled to compensation for certain services performed in connection with managing the affairs of the Partnership. During 1996, 1995 and 1994, fees paid to the General Partner were as follows:

                                                                   1996                  1995                  1994
                                                                 --------              --------              --------
         Disbursable cash fee                                    $543,553              $558,712              $566,887
                                                                 ========              ========              ========

         The disbursable cash fee equals 9% of all cash received by the Partnership (excluding sale proceeds) less Partnership operating expenses, only to the extent the limited partners have received an annual return of 9% (calculated quarterly) on their Adjusted Capital Contribution, as defined. A subordinated real estate disposition fee equal to three percent of the selling price on the disposition of any real property (subject to certain limitations) is payable only after the limited partners have received an amount equal to their Adjusted Capital Contribution and a cumulative, non-compounded return of 10% per annum on their Adjusted Capital Contribution.

         An affiliate of the General Partner incurs expenses on behalf of the Partnership for maintenance of the books and records and for computer, investor and legal services performed for the Partnership. These expenses are reimbursable in accordance with the Partnership agreement and are less than the amount which the Partnership would have paid to independent parties for comparable services. The Partnership reimbursed the affiliate $30,001 in 1996, $29,301 in 1995 and $32,316 in 1994 for such expenses.

                                                                    SCHEDULE III
                                                                     Page 1 of 2

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------

                            AS OF DECEMBER 31, 1996
                            -----------------------

                                      Initial Cost to Partnership and
                                     Gross Amount at December 31, 1996                 Accumulated Depreciation
                            ---------------------------------------------------  --------------------------------------
                                                                                                                            Date
Restaurant Location            Land        Buildings    Equipment      Total       Buildings    Equipment      Total      Acquired
-------------------         -----------  ------------  ----------  ------------  ------------  ----------  ------------  ----------
ELOY,           ARIZONA     $   458,740  $  3,558,260  $     -     $  4,017,000  $  1,247,862  $     -     $  1,247,862  Aug.  1988
THOUSAND PALMS, CALIFORNIA      809,050     2,757,950        -        3,567,000       976,774        -          976,774  July  1988
BOISE,          IDAHO         1,007,082     1,213,244        -        2,220,326       505,518        -          505,518  Jan.  1987
POST FALLS,     IDAHO           351,320     1,818,680        -        2,170,000       757,783        -          757,783  Jan.  1987
CLIVE,          IOWA            307,250     6,191,750        -        6,499,000     2,192,911        -        2,192,911  July  1988
TRUXTON,        MISSOURI        403,600     3,803,400        -        4,207,000     1,347,038        -        1,347,038  July  1988
BUTTE,          MONTANNA        242,710     1,631,290     259,000     2,133,000       607,753     203,962       811,715  July  1987
AMARILLO,       TEXAS         1,326,000     2,814,000        -        4,140,000       874,321        -          874,321  June  1988
ELLENSBURG,     WASHINGTON      533,040     1,266,113        -        1,799,153       456,469        -          456,469  Sept. 1987
EVANSTON,       WYOMING         622,640     1,188,475     367,781     2,178,896       247,599     318,335       565,934  Dec.  1987*
CHEYENNE,       WYOMING         711,840     3,426,160        -        4,138,000     1,201,535        -        1,201,535  Aug.  1988
                            -----------  ------------  ----------  ------------  ------------  ----------  ------------

                     Total  $ 6,773,272  $ 29,669,322  $  626,781  $ 37,069,375  $ 10,415,563  $  522,297  $ 10,937,860
                            ===========  ============  ==========  ============  ============  ==========  ============

* Restaurant reconstructed during 1991

                                                                    SCHEDULE III
                                                                     Page 2 of 2

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------

                             AS OF DECEMBER 31, 1996
                             -----------------------

NOTES:

(1)      There are no encumbrances on properties.

(2) Cost for Federal income tax purposes is the same as cost for financial reporting purposes.

(3) All buildings and equipment are depreciated over estimated useful lives of 24 and eight years, respectively. Substantially all of the buildings and equipment were purchased as new properties.

(4) Transactions in real estate, equipment and accumulated depreciation during 1996, 1995 and 1994 are summarized as follows:

                                                                                                         Accumulated
                                                                                       Cost              Depreciation
                                                                                   -----------           ------------

         Balance, December 31, 1993                                                $45,143,831            $11,272,587
                Cost of real estate sold                                            (1,998,029)              (581,535)
                Cost of equipment sold                                                (300,000)              (261,562)
                Depreciation expense                                                     -                  2,011,437
                                                                                   -----------            -----------

         Balance, December 31, 1994                                                 42,845,802             12,440,927
                Cost of equipment sold                                              (2,185,260)            (2,070,638)
                Depreciation expense                                                     -                  1,863,412
                                                                                   -----------            -----------

         Balance, December 31, 1995                                                 40,660,542             12,233,701
                Cost of land sold                                                     (248,645)                  -
                Cost of equipment sold                                              (3,342,522)            (2,855,684)
                Depreciation expense                                                     -                  1,559,843
                                                                                   -----------            -----------

         Balance, December 31, 1996                                                $37,069,375            $10,937,860
                                                                                   ===========            ===========

Report of Independent Public Accountants



To FFCA Investor Services Corporation 86-B:

              We have audited the accompanying balance sheet of FFCA INVESTOR SERVICES CORPORATION 86-B (a Delaware corporation) as of December 31, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

              We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

              In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of FFCA Investor Services Corporation 86-B as of December 31, 1996, in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP

Phoenix, Arizona,
     January 3, 1997.

                     FFCA INVESTOR SERVICES CORPORATION 86-B
                     ---------------------------------------


                        BALANCE SHEET - DECEMBER 31, 1996
                        ---------------------------------

                                                      ASSETS
Cash                                                                                                         $100
Investment in Participating Income Properties 1986, L.P.,
     at cost
                                                                                                              100
                                                                                                              ---

                    Total Assets                                                                             $200
                                                                                                             ====


                                                     LIABILITY

Payable to Parent (Note 2)                                                                                   $100
                                                                                                             ----


                                               STOCKHOLDER'S EQUITY


Common Stock; $l par value; 100 shares authorized,
     issued and outstanding                                                                                   100
                                                                                                              ---

                    Liability and Stockholder's Equity                                                       $200
                                                                                                             ====

       The accompanying notes are an integral part of this balance sheet.

                     FFCA INVESTOR SERVICES CORPORATION 86-B
                     ---------------------------------------


                             NOTES TO BALANCE SHEET
                             ----------------------

                                DECEMBER 3l, l996
                                -----------------


(l) Operations:

           FFCA Investor Services Corporation 86-B (a Delaware corporation) (86-B) was organized on June 23, l986 to act as the assignor limited partner in Participating Income Properties 1986, L.P. (PIP-86).

           The assignor limited partner is the owner of record of the limited partnership units of PIP-86. All rights and powers of 86-B have been assigned to the holders, who are the registered and beneficial owners of the units. Other than to serve as assignor limited partner, 86-B has no other business purpose and will not engage in any other activity or incur any debt.

(2) Related Parties:

           Perimeter Center Management Company (a Delaware corporation) (PCMC) is the sole stockholder of 86-B. The general partner of PIP-86 is an affiliate of PCMC.

                   PARTICIPATING INCOME PROPERTIES 1986, L.P.
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 86-B


                             -----------------------
                                  Exhibit Index
                             -----------------------



                                                                                                              Sequentially
                                            Exhibit                                                           Numbered Page
                                            -------                                                           -------------
                  99.      Annual Portfolio Valuation of Cushman & Wakefield as
                           of December 31, 1996.

                  Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following document, filed with the Securities and Exchange Commission as Exhibit 4 to the Co-Registrants' Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 0-16720,is incorporated herein by this reference.

                           Second Amended and Restated Certificate and Agreement of Limited Partnership which governs the Partnership, as filed with the Secretary of State of Delaware on April 16, 1987.

                  Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrants' Form 10-K for the fiscal year ended December 31, 1986, Commission File No. 0-16720,are incorporated herein by this reference.

                                                                                       1986 Form 10-K
                                                                                         Exhibit No.
                                                                                       --------------

                           Depositary Agreement of the Partnership.                          3-C

                           The Certificate of Incorporation which governs
                           FFCA Investor Services Corporation 86-B, as filed                 3-D
                           with the  Secretary  of State of Delaware on June 23,
                           1986.

                           Bylaws of FFCA Investor Services Corporation 86-B.                3-E

                  Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following document, filed with the Securities and Exchange Commission as Exhibit 10(e) to the Co-Registrants'

         Registration Statement on Form S-11, Registration No. 33-7502, is incorporated herein by this reference.

                           Operating Agreement, dated October 7, 1986, by and among FFCA Management Company, L.P., FFCA/PIP 1986 Property Company, Flying J Inc. and Flying J Franchise Inc.