Form 10-Q
period 1997-03-31
PARTICIPATING INCOME PROPERTIES 1986 LP; FFCA INVESTOR SERVICES CORP 86-B
filed 1997-04-30
CIK 797977, 797978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1997
                                   ---------------------------------------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                          to
                                   --------------------    ---------------------

                             Commission file number
                                     0-16720

                   PARTICIPATING INCOME PROPERTIES 1986, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 86-B
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                        86-0570015
--------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                        Identification Number)

          Delaware                                        86-0557949
--------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                        Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                      85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


Co-Registrants' telephone number including area code             (602) 585-4500
                                                       -------------------------


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


                                   Yes  X  No
                                       ---    ---

PART 1 - FINANCIAL INFORMATION
     Item l.  Financial Statements.
     -------  ---------------------


            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                                                                 March 31,     December 31,
                                                                                                   1997            1996
                                                                                               ------------    ------------
                                                            ASSETS
                                                            ------

CASH AND CASH EQUIVALENTS                                                                      $  2,356,736    $  2,346,371

RECEIVABLES FROM LESSEES                                                                            144,697         149,803

SECURED NOTES RECEIVABLE                                                                            123,920         131,323

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                                                                        6,773,272       6,773,272
      Buildings                                                                                  29,669,322      29,669,322
      Equipment                                                                                     626,781         626,781
                                                                                               ------------    ------------
         Total                                                                                   37,069,375      37,069,375
      Less-Accumulated depreciation                                                              11,266,994      10,937,860
                                                                                               ------------    ------------

                                                                                                 25,802,381      26,131,515
                                                                                               ------------    ------------

                  Total assets                                                                 $ 28,427,734    $ 28,759,012
                                                                                               ============    ============


                                               LIABILITIES AND PARTNERS' CAPITAL
                                               ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                                                       $  1,316,851    $  1,321,426

PAYABLE TO GENERAL PARTNER                                                                           14,821          10,304

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                             47,618          49,704

RENTAL DEPOSITS                                                                                     114,400         114,400
                                                                                               ------------    ------------

                  Total liabilities                                                               1,493,690       1,495,834
                                                                                               ------------    ------------

MINORITY INTEREST (Note 1)                                                                          (15,252)        (14,923)
                                                                                               ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                                                              (161,347)       (158,058)
      Limited partners                                                                           27,110,643      27,436,159
                                                                                               ------------    ------------

                  Total partners' capital                                                        26,949,296      27,278,101
                                                                                               ------------    ------------

                  Total liabilities and partners' capital                                      $ 28,427,734    $ 28,759,012
                                                                                               ============    ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)



                                                            1997         1996
                                                         ----------   ----------
REVENUES:
      Rental                                             $1,072,247   $1,078,631
      Participating rentals                                 413,241      468,335
      Interest and other                                     26,152       24,777
      Gain on sale of property                                 --         16,410
                                                         ----------   ----------

                                                          1,511,640    1,588,153
                                                         ----------   ----------

EXPENSES:
      General partner fees                                  131,523      136,780
      Depreciation                                          329,134      414,632
      Operating                                              48,777       50,400
                                                         ----------   ----------

                                                            509,434      601,812
                                                         ----------   ----------

MINORITY INTEREST IN INCOME                                   1,168        1,164
                                                         ----------   ----------

NET INCOME                                               $1,001,038   $  985,177
                                                         ==========   ==========

NET INCOME ALLOCATED TO:
      General partner                                    $   10,010   $    9,852
      Limited partners                                      991,028      975,325
                                                         ----------   ----------

                                                         $1,001,038   $  985,177
                                                         ==========   ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT
      (based on 51,687 units held by limited partners)   $    19.17   $    18.87
                                                         ==========   ==========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)

                                                                                Limited Partners
                                                            General      ----------------------------
                                                            Partner         Number                           Total
                                                             Amount        of Units         Amount          Amount
                                                          ------------   ------------    ------------    ------------
BALANCE, December 31, 1996                                $   (158,058)         51,687   $ 27,436,159    $ 27,278,101

   Net income                                                   10,010            --          991,028       1,001,038

   Distribution to partners                                    (13,299)           --       (1,316,544)     (1,329,843)
                                                          ------------   ------------    ------------    ------------

BALANCE, March 3l, 1997                                   $   (161,347)         51,687   $ 27,110,643    $ 26,949,296
                                                          ============    ============   ============    ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                1997           1996
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $ 1,001,038    $   985,177
    Adjustments to net income:
      Depreciation                                              329,134        414,632
      Gain on sale of property                                     --          (16,410)
      Minority interest in income                                 1,168          1,164
      Change in assets and liabilities:
        Decrease (increase) in receivables from lessees           5,106        (20,023)
        Increase (decrease) in payable to general partner         4,517        (17,705)
        Decrease in accounts payable and
          accrued liabilities                                    (2,086)        (4,990)
                                                            -----------    -----------

          Net cash provided by operating activities           1,338,877      1,341,845
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                 --          430,192
    Principal collections on secured notes receivable             7,403          6,702
                                                            -----------    -----------


          Net cash provided by investing activities               7,403        436,894
                                                            -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Partner distributions declared                           (1,329,843)    (3,452,049)
    Decrease in distribution payable                             (4,575)          --
    Distribution to minority interest                            (1,497)        (1,564)
                                                            -----------    -----------

          Net cash used in financing activities              (1,335,915)    (3,453,613)
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                             10,365     (1,674,874)

CASH AND CASH EQUIVALENTS, beginning of period                2,346,371      3,649,977
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                    $ 2,356,736    $ 1,975,103
                                                            ===========    ===========

PART I  -  FINANCIAL INFORMATION


Item 2.         Management's Discussion and Analysis of
-------         Financial Condition and Results of Operations
                ---------------------------------------------

      As of March 31, 1997, Participating Income Properties 1986, L.P., a Delaware limited partnership, (the Registrant), had received $51,687,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $45,232,790. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on April 16, 1987, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in eleven travel plaza properties by September 1988 and does not anticipate any further capital expenditures.

      The Registrant declared a cash distribution to the limited partners of $1,316,544 for the quarter ended March 31, 1997 (the period). During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, base rental revenue from the travel plaza leases amounted to $1,072,247 as compared to $1,078,631 for the same period of the prior year. In the first quarter of 1996, the Registrant sold a portion of the land comprising the Boise, Idaho travel plaza property, resulting in a monthly reduction of $2,128 in rental revenue. The Registrant received or accrued participating rentals of $413,241 for the period which is lower than the comparable quarter in 1996 by $55,094 and is attributable to decreased overall travel plaza sales. In June 1996, a credit card issuer to Flying J Travel Plaza customers terminated its relationship with the travel plazas. As a result, volumes and margins at many Flying J Travel Plaza locations decreased. CFJ Properties, the lessee of eight of the Registrant's travel plazas, has advised the general partner of the Registrant that it expects sales will stabilize and be restored by mid-1997. Total expenses decreased by $92,378 to $509,434 for the period primarily due to a decrease in depreciation expense related to the sale of travel plaza equipment in the last twelve months.

      The decrease in total assets reflected in the Registrant's financial statements filed with this Report is mainly attributable to the depreciation allowance, which is deducted for accounting purposes from the cost of the assets on the Registrant's books.

      In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

                     FFCA INVESTOR SERVICES CORPORATION 86-B
                     ---------------------------------------


                         BALANCE SHEET - MARCH 31, 1997
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

                                   PARTICIPATING INCOME PROPERTIES 1986, L.P.

                                   By FFCA MANAGEMENT COMPANY, L.P.
                                   General Partner


                                   By PERIMETER CENTER MANAGEMENT COMPANY
                                   Corporate General Partner


Date:    April 4, 1997                By /s/ John R. Barravecchia
                                   -------------------------------------------
                                   John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FFCA INVESTOR SERVICES CORPORATION 86-B



Date:    April 4, 1997                  By /s/ John R. Barravecchia
                                      ------------------------------------------
                                      John R. Barravecchia, President