Form 10-Q
period 1997-06-30
PARTICIPATING INCOME PROPERTIES 1986 LP; FFCA INVESTOR SERVICES CORP 86-B
filed 1997-07-10
CIK 797977, 797978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1997
                                        ----------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                   ------------------      ---------------------

                             Commission file number
                                     0-16720

                   PARTICIPATING INCOME PROPERTIES 1986, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 86-B
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                            86-0570015
--------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

          Delaware                                            86-0557949
--------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                     85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


Co-Registrants' telephone number including area code           (602) 585-4500
                                                            --------------------


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


                              Yes  X     No
                                  ---       ---

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------


            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                     June 30,      December 31,
                                                       1997            1996
                                                   ------------    ------------
                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                          $  2,395,180    $  2,346,371

RECEIVABLES FROM LESSEES                                165,397         149,803

SECURED NOTES RECEIVABLE                                116,329         131,323

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                            6,773,272       6,773,272
      Buildings                                      29,669,322      29,669,322
      Equipment                                         626,781         626,781
                                                   ------------    ------------
         Total                                       37,069,375      37,069,375
      Less-Accumulated depreciation                  11,596,128      10,937,860
                                                   ------------    ------------

                                                     25,473,247      26,131,515
                                                   ------------    ------------

         Total assets                              $ 28,150,153    $ 28,759,012
                                                   ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS           $  1,386,089    $  1,321,426

PAYABLE TO GENERAL PARTNER                                 --            10,304

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 44,751          49,704

RENTAL DEPOSITS                                         114,400         114,400
                                                   ------------    ------------

         Total liabilities                            1,545,240       1,495,834
                                                   ------------    ------------

MINORITY INTEREST                                       (15,581)        (14,923)
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                  (164,634)       (158,058)
      Limited partners                               26,785,128      27,436,159
                                                   ------------    ------------

         Total partners' capital                     26,620,494      27,278,101
                                                   ------------    ------------

         Total liabilities and partners' capital   $ 28,150,153    $ 28,759,012
                                                   ============    ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                          Three Months   Three Months    Six Months     Six Months
                                             Ended          Ended          Ended          Ended
                                             6/30/97        6/30/96        6/30/97        6/30/96
                                           ----------     ----------     ----------     ----------
REVENUES:
      Rental                               $1,072,248     $1,072,247     $2,144,495     $2,150,878
      Participating rentals                   478,870        458,003        892,111        926,338
      Interest and other                       28,480         22,556         54,632         47,333
      Gain on sale of property                   --             --             --           16,410
                                           ----------     ----------     ----------     ----------

                                            1,579,598      1,552,806      3,091,238      3,140,959
                                           ----------     ----------     ----------     ----------

EXPENSES:
      General partner fees                    138,432        135,786        269,955        272,566
      Depreciation                            329,134        414,633        658,268        829,265
      Operating                                39,899         42,525         88,676         92,925
                                           ----------     ----------     ----------     ----------

                                              507,465        592,944      1,016,899      1,194,756
                                           ----------     ----------     ----------     ----------

MINORITY INTEREST
      IN INCOME                                 1,232          1,133          2,400          2,297
                                           ----------     ----------     ----------     ----------

NET INCOME                                 $1,070,901     $  958,729     $2,071,939     $1,943,906
                                           ==========     ==========     ==========     ==========


NET INCOME ALLOCATED TO:
      General partner                      $   10,709     $    9,587     $   20,719     $   19,439
      Limited partners                      1,060,192        949,142      2,051,220      1,924,467
                                           ----------     ----------     ----------     ----------

                                           $1,070,901     $  958,729     $2,071,939     $1,943,906
                                           ==========     ==========     ==========     ==========


NET INCOME PER LIMITED
    PARTNERSHIP UNIT (based on
    51,687 units held by limited partners) $    20.51     $    18.36     $    39.69     $    37.23
                                           ==========     ==========     ==========     ==========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)


                                                             Limited Partners
                                       General         -----------------------------
                                       Partner            Number                             Total
                                        Amount           of Units          Amount            Amount
                                     ------------      ------------     ------------      ------------
BALANCE, December 31, 1996           $   (158,058)           51,687     $ 27,436,159      $ 27,278,101

      Net income                           20,719              --          2,051,220         2,071,939

      Distributions to partners           (27,295)             --         (2,702,251)       (2,729,546)
                                     ------------      ------------     ------------      ------------

BALANCE, June 30, 1997               $   (164,634)           51,687     $ 26,785,128      $ 26,620,494
                                     ============      ============     ============      ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                 1997             1996
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                              $ 2,071,939      $ 1,943,906
     Adjustments to net income:
        Depreciation                                             658,268          829,265
        Gain on sale of property                                    --            (16,410)
        Minority interest in income                                2,400            2,297
        Change in assets and liabilities:
           Increase in receivables from lessees                  (15,594)         (14,617)
           Decrease in payable to general partner                (10,304)         (17,705)
           Decrease in accounts payable and
               accrued liabilities                                (4,953)          (6,458)
                                                             -----------      -----------

               Net cash provided by operating activities       2,701,756        2,720,278
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property                                 --            430,192
     Principal collections on secured notes receivable            14,994           13,572
                                                             -----------      -----------

               Net cash provided by investing activities          14,994          443,764
                                                             -----------      -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
     Partner distributions declared                           (2,729,546)      (4,834,964)
     Increase in distribution payable                             64,663             --
     Distributions to minority interest                           (3,058)          (3,113)
                                                             -----------      -----------

               Net cash used in financing activities          (2,667,941)      (4,838,077)
                                                             -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                  48,809       (1,674,035)

CASH AND CASH EQUIVALENTS, beginning of period                 2,346,371        3,649,977
                                                             -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                     $ 2,395,180      $ 1,975,942
                                                             ===========      ===========

PART I - FINANCIAL INFORMATION
------------------------------


Item 2.         Management's Discussion and Analysis of
-------         Financial Condition and Results of Operations
                ---------------------------------------------


      As of June 30, 1997, Participating Income Properties 1986, L.P., a Delaware limited partnership, (the Registrant), had received $51,687,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $45,232,790. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on April 16, 1987, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in eleven travel plaza properties by September 1988 and does not anticipate any further capital expenditures.

      The Registrant declared a cash distribution to the limited partners of $1,385,707 for the quarter ended June 30, 1997 (the period), which, combined with the first quarter distribution of $1,316,544 amounts to $2,702,251 year to date. During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, base rental revenue from the travel plaza leases amounted to $1,072,248, which remains unchanged from the prior year. The Registrant received or accrued participating rentals of $478,870 for the quarter ended June 30, 1997 as compared to $458,003 for the same quarter of 1996. The $20,867 increase in participating rental revenue was due to an overall increase in travel plaza sales during the period. Total expenses decreased by $85,479 to $507,465 for the period primarily due to a decrease in depreciation expense related to the sale of travel plaza equipment in the last twelve months.

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


                          BALANCE SHEET - JUNE 30, 1997
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

                                   PARTICIPATING INCOME PROPERTIES 1986, L.P.

                                   By FFCA MANAGEMENT COMPANY, L.P.
                                   General Partner


                                   By PERIMETER CENTER MANAGEMENT COMPANY
                                   Corporate General Partner



      DATE: July 10, 1997               By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FFCA INVESTOR SERVICES CORPORATION 86-B




      DATE: July 10, 1997               By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, President