Form 10-K405/A
period 1996-12-31
PARTICIPATING INCOME PROPERTIES 1986 LP; FFCA INVESTOR SERVICES CORP 86-B
filed 1997-09-22
CIK 797977, 797978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A-1


                   ANNUAL REPORT UNDER SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996




Commission file number 0-16720
Commission file number 0-16721


                   PARTICIPATING INCOME PROPERTIES 1986, L.P.
                                       AND
                     FFCA INVESTOR SERVICES CORPORATION 86-B
                     ---------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)



              Delaware                                       86-0570015
  -----------------------------------                 -------------------------
  (Partnership State of Organization)                 (Partnership IRS Employer
                                                         Identification No.)

              Delaware                                       86-0557949
  ------------------------------------                -------------------------
  (Corporation State of Incorporation)                (Corporation IRS Employer
                                                         Identification No.)

          The Perimeter Center                                 85255
      17207 North Perimeter Drive                            ----------
          Scottsdale, Arizona                                (Zip Code)
----------------------------------------
(Address of Principal Executive Offices)


Co-Registrants' telephone number, including area code:        (602) 585-4500

                                     PART I

Item 1.  Business.

         Participating Income Properties 1986, L.P., a Delaware limited partnership (the "Partnership"), was organized on June 23, 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership serves as a co-general partner of FFCA/PIP 1986 Property Company, a Delaware general partnership (the "Company"), which was organized to acquire new and existing travel plazas, including land, buildings and equipment, to be leased to Flying J Inc. and to franchisees of Flying J Franchise Inc. The other co-general partner of the Company is Perimeter Center Management Company ("PCMC"). The Partnership invests in the travel plazas through the Company to avoid burdensome state filing requirements. The Partnership is entitled to 99.9% of all of the profits, losses and disbursable cash of the Company. Under the terms of the First Restated Agreement of Partnership of the Company, PCMC is entitled to the remaining 0.1% of the profits, losses and disbursable cash of the Company. The general partner of the Partnership is FFCA Management Company Limited Partnership, a Delaware limited partnership (the "General Partner").

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

         After deducting organizational and offering expenses, including sales commissions, the net proceeds of the offering of the Units, $45,613,778, were fully invested by the Partnership, through its investment in the Company, as of September 1988, in eleven "Flying J Travel Plazas" located in nine states. "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. As of August 25, 1997, eight of the travel plazas owned by the Partnership were leased to CFJ Properties, a general partnership formed pursuant to a joint venture between Flying J Inc., through its subsidiary, Big West Oil Company ("Big West"), and Douglas Oil Company of California, a subsidiary of Conoco Inc. ("Douglas Oil"), one of the travel plazas was leased to Flying J Inc. and the remaining two were leased to franchisees of Flying J Franchise Inc. ("FJFI"), a subsidiary of Flying J Inc. and the franchisor of Flying J Travel Plazas. The Partnership and the Company are not affiliated with CFJ Properties, Flying J Inc. or FJFI.

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

         The Partnership is dependent upon CFJ Properties, its principal lessee, since an adverse change in its financial condition could materially affect its ability to make lease payments. During 1996, CFJ Properties and Flying J Inc. together contributed approximately 88% of the Company's total rental and participating rental revenue for the year and are expected to contribute a similar percentage of revenue in 1997.

         On February 1, 1991, Flying J Inc., through its subsidiary Big West, entered into a joint venture with Douglas Oil to form CFJ Properties. Flying J Inc. (and subsidiaries) is a fully integrated oil and gas company that is engaged in the production, refining, transportation, wholesaling and retail marketing of petroleum products and other services through its travel plazas and gasoline stations. CFJ Properties is the franchisor and operator of the Flying J Inc. network of interstate travel plazas, which included 72 properties as of January 31, 1997. The Company owns eight of these properties. Under the terms of the joint venture, Big West sold to Douglas Oil certain Flying J Travel Plazas, which Douglas Oil contributed back to CFJ Properties. In addition to this initial contribution, Douglas Oil also made additional contributions to CFJ Properties. As its initial contribution, Big West transferred to CFJ Properties certain leasehold interests and Flying J Travel Plazas, and subsequently contributed to CFJ Properties various assets including working capital, inventories and future development sites. With the exception of the Butte, Montana travel plaza, Flying J Inc. assigned its leasehold interests in the travel plazas owned by the Company to CFJ Properties and was released by the Company with respect to its obligations under those leases.

         The Partnership's leases with CFJ Properties are with full recourse to the assets of CFJ Properties, but without recourse to Big West or Douglas Oil. A default on one lease constitutes a default on all other leases to the same lessee by the Partnership and two other partnerships sponsored by affiliates of the General Partner, all of whose travel plazas are leased to CFJ Properties, Flying J Inc. or franchisees of FJFI.

         For the fiscal year ended January 31, 1997, CFJ Properties reported net income of $1.8 million on revenues of $1.2 billion. Revenues rose 25% from $937.4 million the prior year. The higher revenues resulted from the opening of six new units and increases in fuel prices. Net income decreased from $17.2 million in the prior year due to higher interest expense and lower gross profit margins.

         During the fiscal year ended January 31, 1997, CFJ Properties reported $22.3 million in net cash provided by operating activities. This cash, along with the cash provided by financing activities, was used to make capital expenditures. As of January 31, 1997, CFJ Properties reported cash balances of approximately $2.1 million, with liquidity supported by net cash provided by operating activities and a $150 million revolving line of credit with a bank. As of January 31, 1997, CFJ Properties reported partners' capital of $139.5 million and total assets of $412.9 million.

         CFJ Properties leases travel plazas and equipment under non-cancelable operating leases, which expire at various dates over the next 10 to 16 years. Payments under these leases were $17.3 million in 1997 and $17.6 million in 1996, including percentage lease payments. Future minimum annual rent obligations under non-cancelable leases, as projected through 2002, remain comparable to 1997 expense amounts.

         The nine properties operated by CFJ Properties and Flying J Inc. generated a combined fuel and non-fuel gross profit (including other income) of approximately $24.4 million during the fiscal year ended January 31, 1997 as compared to $26.8 million in 1996. Total travel plaza unit-level income for these nine properties (before depreciation and allocated corporate overhead) totaled approximately $700,000 in 1997 with three of the nine properties reporting positive unit-level income. The remaining six properties reported net losses primarily due to lower total gross profits. The combined result of the travel plaza unit-level income before depreciation and allocated corporate overhead was down from $2.8 million in the prior year due largely to CFJ's curtailment of its relationship with Comdata on June 1, 1996. Comdata, a large third party billing company for the trucking industry, requested changes to its contract which were unacceptable to CFJ's management due to the significant long-term ramifications of Comdata's proposed change on CFJ's future business. CFJ's management believes that CFJ's profitability will stabilize within the next few months. For CFJ Properties' fiscal year ended January 31, 1997, the average unit-level base and participating rents approximated 14.1% of the original cost of these properties.

         Those properties that each represent over 10% of the Partnership's total assets are located in Amarillo, Texas; Clive, Iowa and Cheyenne, Wyoming.

         The travel plaza/truckstop industry, although highly fragmented, is highly competitive. The Partnership's lessees are competing with, among others, National Auto/Truckstops, Petro and Pilot Corporation, as well as other national, regional and local truckstop operators, some of which may have substantially greater financial resources than the lessees. The Partnership's lessees also compete with other entities which provide hospitality goods and services to the trucking industry and traveling public in general. The major competitive factors include, among others, location, ease of access, brand identification, pricing, product and service selections, customer service, store appearance, cleanliness and safety. The Flying J Travel Plaza facilities owned by the Company offer a full-service operation, generally including fuel facilities, a restaurant, a convenience store and other amenities for use by the trucking industry and traveling public in general. Flying J Inc. reports that the Flying J Travel Plaza network consists of more than 100 facilities across the U.S. interstate highway system. The travel plaza sites have been selected based on traffic patterns and volumes, and access to interstate highways, among other criteria.

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

         The General Partner has taken steps to (i) ensure that the lessees comply with applicable rules and regulations; (ii) mitigate any potential liabilities, including the establishment of storage tank monitoring procedures; and (iii) require that lessees indemnify the Partnership for all such liabilities and obtain liability insurance, if reasonably available. The General Partner requires each lessee to obtain an annual environmental audit, performed by an environmental consulting and engineering firm, which includes the following procedures, among others: month-end cumulative fuel inventory variance analysis; tank tightness tests; automatic tank gauging and leak detection system operation and calibration tests; UST excavation zone groundwater and/or soil vapor monitoring well analysis; piping system tightness tests; piping excavation zone ground water and/or soil vapor monitoring well analysis; pipe leak detector inspection and calibration tests; corrosion protection system tests; on-site sanitary sewer treatment plant effluent analysis; and oil/water separator inspections. The consulting and engineering firm hired by the General Partner to conduct such audits also reviews on-site environmental correspondence; visually inspects the UST system, tank and piping excavation zone monitoring wells, areas adjacent to all petroleum above-ground tanks, the stormwater and wastewater control systems, and the travel plaza facility; and discusses employee training procedures, recent significant environmental events (if any), repair and maintenance activities, and regulatory compliance with travel plaza personnel.

         The Partnership believes that its lessees are in compliance with all applicable regulatory requirements and that its lessees have all governmental licenses and permits required for their business operations. Management knows of no pending or threatened proceedings or investigations under federal or state environmental laws; however, management cannot predict the impact on the Partnership's lessees of new governmental regulations and requirements. Although the General Partner has taken necessary steps, as discussed above, to ensure lessee compliance with environmental regulations, there can be no assurance that significant cleanup or compliance costs may not be incurred which may affect the lessees' ability to make their scheduled lease payments to the Partnership.

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

                  FFCA Investor Services Corporation 86-B

                  Report of independent public accountants
                  Balance Sheet as of December 31, 1996
                  Notes to Balance Sheet

                  CFJ Properties
                  (A General Partnership)

                  Independent  Auditors' Report
                  Balance Sheets as of January 31, 1997 and 1996
                  Statements of Income and Partners' Capital for the
                    years ended  January 31, 1997,  1996 and 1995
                  Statements of Cash Flows for the years ended January 31, 1997,
                    1996 and 1995
                  Notes to Financial Statements

                  Clive Travel Plaza

                  Independent Auditors' Report
                  Statements of Revenues and Direct Operating Costs and Expenses
                    for the years ended January 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended January 31, 1997,
                    1996 and 1995
                  Note to Financial Statements

                  Amarillo Travel Plaza

                  Independent Auditors' Report
                  Statements of Revenues and Direct Operating Costs and Expenses
                    for the years ended January 31, 1997, 1996 and 1995
                  Statements of Cash Flows for the years ended January 31, 1997,
                    1996 and 1995
                  Note to Financial Statements

                  Cheyenne Travel Plaza

                  Independent Auditors' Report
                  Statements of Revenues and Direct Operating Costs and Expenses
                    for the years ended January 31, 1997, 1996 and 1995
                  Statements of Cash Flows for the years ended January 31, 1997,
                    1996 and 1995
                  Note to Financial Statements

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

                                                                                        1986 Form 10-K
                                                                                          Exhibit No.
                                                                                          -----------

                           Depository Agreement of the Partnership.                          3-C

                           The Certificate of  Incorporation  which governs FFCA
                           Investor Services Corporation 86-B, as filed with the             3-D
                           Secretary of State of Delaware on June 23, 1986.

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

                                      PARTICIPATING INCOME PROPERTIES 1986, L.P.

                                      By: FFCA MANAGEMENT COMPANY LIMITED
                                          PARTNERSHIP, General Partner

Date:  September 17, 1997             By: /s/ Morton H. Fleischer
                                          --------------------------------------
                                          Morton H. Fleischer, General Partner


                                      By: PERIMETER CENTER MANAGEMENT
                                          COMPANY, Corporate General Partner


Date:  September 17, 1997             By: /s/ Morton H. Fleischer
                                          --------------------------------------
                                          Morton H. Fleischer, President and
                                          Chief Executive Officer

                                 FFCA INVESTOR SERVICES CORPORATION 86-B


Date:  September 17, 1997             By: /s/ John Barravecchia
                                          --------------------------------------
                                          John Barravecchia, President,
                                          Secretary, Treasurer, Principal
                                          Financial Officer and Principal
                                          Accounting Officer

Independent Auditors' Report

================================================================================

The Board of Directors
CFJ Properties:

We have audited the accompanying balance sheets of CFJ Properties (a general partnership) as of January 31, 1997 and 1996, and the related statements of income and partners' capital and cash flows for each of the years in the three-year period ended January 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CFJ Properties as of January 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Salt Lake City, Utah
March 31, 1997

Balance Sheets

CFJ PROPERTIES
(A General Partnership)
January 31, 1997 and 1996
(In thousands)

               Assets                                                   1997           1996

Current assets:
  Cash and cash equivalents                                          $  2,138       $  2,314
  Trade receivables, net of allowance for doubtful accounts of
    of $129 in 1997 and $165 in 1996 (note 8)                          11,400         11,836
  Inventories (note 2)                                                 20,308         15,832
  Prepaid expenses                                                      2,141          2,229
                                                                     --------       --------
               Total current assets                                    35,987         32,211
                                                                     --------       --------
Land, buildings, and equipment:
  Land and improvements                                               129,270        111,053
  Buildings                                                           145,875        119,632
  Equipment                                                           105,561         86,939
  Leasehold improvements                                               24,317         24,494
  Construction-in-progress                                             29,454         33,687
                                                                     --------       --------
                                                                      434,477        375,805
  Less accumulated depreciation and amortization                       58,932         40,095
                                                                     --------       --------
               Net land, buildings, and equipment                     375,545        335,710

Long-term notes receivable                                                395            535
Other assets (note 3)                                                     957            930
                                                                     --------       --------
                                                                     $412,884       $369,386
                                                                     ========       ========
               Liabilities and Partners' Capital

Current liabilities:
  Accounts payable (note 8)                                          $ 58,395       $ 48,313
  Accrued liabilities (notes 4 and 8)                                  20,995         23,466
                                                                     --------       --------
               Total current liabilities                               79,390         71,779
Long-term debt (note 5)                                               190,000        156,500
Other liabilities                                                       4,016          3,409
                                                                     --------       --------
               Total liabilities                                      273,406        231,688
                                                                     --------       --------
Partners' capital                                                     139,478        137,698
Commitments and contingencies (notes 5, 6 and 10)
                                                                     --------       --------
                                                                     $412,884       $369,386
                                                                     ========       ========

See accompanying notes to financial statements.

Statements of Income and Partners' Capital

CFJ PROPERTIES
(A  General  Partnership)
Years ended January 31, 1997, 1996 and 1995
(In thousands)

                                                       1997              1996              1995

Sales (note 1(f))                                 $ 1,171,813       $   937,370       $   703,430
Cost of sales                                         985,377           755,852           563,519
                                                  -----------       -----------       -----------
               Gross profit                           186,436           181,518           139,911
                                                  -----------       -----------       -----------
Operating, general, and administrative expense:
  Operating                                           162,236           145,959           112,882
  General and administrative                           11,732            11,753             9,533
                                                  -----------       -----------       -----------
                                                      173,968           157,712           122,415
                                                  -----------       -----------       -----------
               Income from operations                  12,468            23,806            17,496
                                                  -----------       -----------       -----------
Other income (expense):
  Interest income                                         134                93               147
  Interest expense, net                               (10,659)           (6,642)           (1,483)
  Loss on sale of fixed assets, net                      (163)              (52)              (19)
                                                  -----------       -----------       -----------
                                                      (10,688)           (6,601)           (1,355)
                                                  -----------       -----------       -----------
               Net income                               1,780            17,205            16,141
Partners' capital, beginning of year                  137,698           120,493           104,352
                                                  -----------       -----------       -----------
Partners' capital, end of year                    $   139,478       $   137,698       $   120,493
                                                  ===========       ===========       ===========

See accompanying notes to financial statements.

Statements of Cash Flows

CFJ PROPERTIES
(A General Partnership)
Years ended January 31, 1997, 1996 and 1995
(In thousands)

                                                                        1997            1996            1995
Cash flows from operating activities:
  Net income                                                        $   1,780       $  17,205       $  16,141
  Adjustments to reconcile  net income to net cash provided by operating activities:
     Depreciation and amortization                                     19,080          14,933           9,827
     Provision for losses on accounts receivable                            0               0              51
     Loss on sale of fixed assets                                         163              52              19
     Change in assets and liabilities:
       Receivables                                                        436          (3,803)         (1,302)
       Inventories                                                     (4,476)         (3,034)         (4,065)
       Prepaid expenses                                                    88          (1,025)           (164)
       Other assets                                                      (106)           (128)          1,636
       Accounts payable and accrued liabilities                         4,723           8,817          16,713
       Other liabilities                                                  607           2,739             268
                                                                    ---------       ---------       ---------
           Net cash provided by operating activities                   22,295          35,756          39,124
                                                                    ---------       ---------       ---------
Cash flows from investing activities:
  Capital expenditures (note 8)                                       (56,111)       (104,107)        (90,258)
  Note receivable funded                                                  140            (535)              0
                                                                    ---------       ---------       ---------
           Net cash used in investing activities                      (55,971)       (104,642)        (90,258)
                                                                    ---------       ---------       ---------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                                   0          25,000          75,000
  Net proceeds (payments) under line of credit agreements              33,500          44,500         (29,000)
                                                                    ---------       ---------       ---------
           Net cash provided by financing activities                   33,500          69,500          46,000
                                                                    ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents                         (176)            614          (5,134)
Cash and cash  equivalents,  beginning  of  year                        2,314           1,700           6,834
                                                                    ---------       ---------       ---------
Cash  and cash equivalents, end of year                             $   2,138       $   2,314       $   1,700
                                                                    =========       =========       =========

Supplemental Disclosure of Cash Flow Information
  Cash paid for interest, net of capitalized amounts                $  10,854       $   6,387       $     916

Supplemental Disclosure of Noncash Investing Activities
  The capital expenditures noted above are net of accounts payable increases (decreases) related to the acquisiton of building and equipment of $2,888, ($4,403), and $2,477 in 1997, 1996, and 1995, respectively.

See accompanying notes to financial statements.

Notes to Financial Statements

================================================================================

CFJ PROPERTIES
(A General Partnership)
January 31, 1997,  1996 and 1995

(1)  Summary of Significant Accounting Policies

The following significant accounting policies are followed by CFJ Properties (the Partnership) in preparing and presenting its financial statements:

(a) Organization and Line of Business - The Partnership is a Utah general partnership with its principal business being the development and operation of a national network of interstate travel plazas in North America. A typical travel plaza offers a 24-hour service operation which includes fuel facilities, a restaurant or deli, convenience store, and other amenities designed to meet the needs of the trucking industry and traveling public. Some travel plazas include lodging and truck service centers. The Partnership operated 72, 66 and 54 travel plazas, as of January 31, 1997, 1996 and 1995, respectively.

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

Interest is capitalized in connection with the construction of travel plazas. The interest capitalized is recorded as part of the asset to which it relates and is amortized over the lesser of its useful life or lease term. Interest of $1,634,000, $2,925,000, and $2,993,000 was capitalized for 1997, 1996, and 1995 respectively.

(e) Income Taxes - The Partnership is not directly subject to income taxes. Each partner is responsible for any income tax related to their portion of taxable income.

(f) Retail Fuel Sales - The Partnership does not include related federal or state excise taxes in petroleum product retail sales or cost of sales. Such taxes amounted to approximately $516,381,000, $475,900,000 and $361,243,000 for
1997, 1996 and 1995, respectively.

(g) New Plaza Opening Costs - Opening costs are expensed when incurred. The costs associated with new travel plaza openings were approximately $2,100,000, $4,000,000 and $4,100,000 in 1997, 1996 and 1995, respectively.

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

(2)  Inventories

Inventories are summarized as follows (in thousands):

                                             1997        1996
                                             ----        ----
Store merchandise and restaurant food      $16,368     $13,002
Petroleum products                           3,940       2,830
                                           -------     -------
                                           $20,308     $15,832
                                           =======     =======

(3)  Other Assets

Other assets consist of the following (in thousands):

                                    1997           1996
                                    ----           ----
Land deposits                       $630           $590
Lease deposits                       232            232
Loan origination fees, net            95            108
                                    ----           ----
                                    $957           $930
                                    ====           ====

(4)  Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):

                                   1997           1996
                                   ----           ----
Fuel taxes                       $14,285        $15,078
Expense incurred by
    Operator (note 8)              4,222          5,677
Other                              2,488          2,711
                                 -------        -------
                                 $20,995        $23,466
                                 =======        =======

(5)      Long-term Debt

Subsequent to year-end, the Partnership replaced its line-of-credit agreement. Under the new revolving line of credit the Partnership may borrow up to $150,000,000. Interest is computed at the Partnership's option, at the Libor rate plus plus .5 to 1 percent, or the higher of the federal funds rate plus .5 percent and the administrative agent bank's prime rate. The agreement requires a commitment fee. The Partnership had $90,000,000 and $56,500,000 in outstanding borrowings under a revolving line of credit as of January 31, 1997 and 1996, respectively. Interest rates on outstanding borrowings range from 6.04 to 8.25 percent. In addition to the borrowings under the line of credit, the Partnership had letters of credit totaling $5,177,000 outstanding as of January 31, 1997.

Under a fiscal 1995 Master Shelf Agreement, the Partnership issued $100,000,000 in long-term notes payable to an insurance company. The notes bear interest from
7.37 to 9.45 percent and require quarterly interest payments. Annual principal payments are required beginning March 1998 with the final payment in January 2005. In addition to the $100,000,000, the Partnership has an option to issue an additional $25,000,000 in long-term notes payable to the same insurance company contingent upon meeting certain conditions.

Aggregate maturities of long-term debt are summarized as follows (in thousands):

1998                              $      0
1999                                10,000
2000                                15,000
2001                                17,000
2002                                16,000
Thereafter                         132,000
                                  --------
          Total                   $190,000
                                  ========

(6)  Lease Commitments

The Partnership leases travel plazas and equipment under noncancelable operating leases, which expire at various dates over the next 10 to 16 years. The leases are obligations of the Partnership without recourse to the general partners. The operating leases include minimum and percentage (contingent) lease payments. Contingent rents are based upon gallons sold, restaurant and merchandise sales, and other revenues.

Minimum lease payments under noncancelable operating leases were $13,173,000, $13,266,000 and $13,277,000 for the years ended January 31, 1997, 1996 and 1995, respectively. Percentage lease payments under noncancelable operating leases were $4,105,000, $4,348,000 and $4,213,000 for the years ended January 31, 1997,
1996 and 1995, respectively.

Future minimum payments under noncancelable operating leases as of January 31, 1997 are as follows (in thousands):

1998                             $  12,696
1999                                12,432
2000                                12,250
2001                                12,156
2002                                12,142
Thereafter                          92,608
                                   -------
          Total                  $ 154,284
                                   =======

(7)  Pension and Profit Sharing Plans

Currently, the Partnership has chosen to have all eligible employees participate in the noncontributory defined contribution pension and profit sharing plans of Flying J Inc. (Flying J), the parent company of one of the general partners. Contributions to these plans, which are made at the discretion of Flying J's Board of Directors, may be in cash or qualifying common stock of Flying J. The Partnership's expenses related to these plans amounted to $1,591,000, $1,212,000 and $998,000 for the years ended January 31, 1997, 1996 and 1995, respectively.

(8)  Related Party Transactions

Flying J operates all travel plazas and related facilities for the Partnership. Under the terms of the operations agreement, the Partnership reimburses Flying J for the cost of operations plus a monthly amount for overhead costs. The overhead cost reimbursements amounted to $960,000, $916,000 and $801,000 for 1997, 1996 and 1995, respectively. Flying J paid the Partnership $686,000, $668,000 and $651,000 during 1997, 1996 and 1995, respectively, for services performed by the Partnership for certain franchisees of Flying J.

During its normal course of business, the Partnership purchases petroleum products from the general partners under supply agreements. It is the general partners' opinion that such agreements are under terms similar to those which could be received under arms-length contracts. Purchases from the partners' amounted to approximately $882,884,000, $662,900,000 and $494,800,000 for 1997,
1996 and 1995, respectively.

Included in accounts receivable at January 31, 1997 and 1996 is $1,827,000 and $1,317,000, respectively, due from affiliates.

Included in accounts payable and accrued liabilities is $38,256,000 and $31,250,000 as of January 31, 1997 and 1996, respectively, due the general partners and their affiliates resulting from petroleum product purchases and management services.

The Partnership periodically contracts with Flying J for the development and construction of travel plazas. Capitalized expenditures under these agreements were $45,326,000 and $70,326,000 in 1997 and 1996, respectively. It is the general partners' opinion that such purchases are under terms similar to those which could be received under arms-length contracts.

(9)  Disclosure About the Fair Value of Financial Instruments

The carrying value for certain short-term financial instruments that mature or reprice frequently at market rate, approximates their fair value. Such financial instruments include: cash and cash equivalents, trade receivables, revolving line of credit, accounts payable, and accrued liabilities. The carrying value of the long-term notes payable also approximates fair market value.

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

An estimated amount related to the remediation of environmental issues has been accrued as management's best estimate of the cost. However, governmental regulations covering environmental issues are highly complex and are subject to change. Accordingly, changes in the regulations or interpretations thereof could result in future costs to the Partnership in excess of the amounts accrued.

Management believes that preventative measures in addition to proper attention to these regulations will minimize costs related to compliance to such regulations. Furthermore, the Partnership routinely succeeds in recovering a significant portion of the cost of remediation from the states which administer environmental clean up funds for in-state fuel retailers.

(b) Litigation - The Partnership is involved in legal actions resulting from the ordinary course of business. Such actions relate to routine travel plaza operations and other general matters. Management believes that the Partnership has adequate legal defenses or insurance coverage and reserves and, accordingly, the ultimate outcome of such actions will not have a material adverse effect on the Partnership's financial position.

Independent Auditors' Report



================================================================================





To the General Partners
CFJ Properties:


We have audited the accompanying statements of revenues and direct operating costs and expenses and the statements of cash flows from direct travel plaza operations for each of the years in the three-year period ended January 31, 1997, of the Clive Travel Plaza operated by CFJ Properties (see note 1). The land and related plaza facilities are owned by Participating Income Properties 1986, L.P. These statements are the responsibility of management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the statements referred to above present fairly, in all material respects, the revenues and direct operating costs and expenses and the cash flows from direct travel plaza operations of the Clive Travel Plaza for each of the years in the three-year period ended January 31, 1997, in conformity with generally accepted accounting principles.


                                        /s/ KPMG Peat Marwick LLP


Salt Lake City, Utah
March 20, 1997

Statements of Revenues and Direct Operating Costs and Expenses


================================================================================
CLIVE TRAVEL PLAZA
Years ended January 31, 1997, 1996 and 1995
(In thousands)

                                                                                        1997        1996        1995
----------------------------------------------------------------------------------------------------------------------
Revenues                                                                              $ 18,076    $ 17,336    $ 17,471
----------------------------------------------------------------------------------------------------------------------
Direct operating costs and expenses:
  Cost of sales                                                                         15,234      14,167      13,730
  Labor costs                                                                            1,288       1,217       1,290
  Controllable operating expenses                                                          675         716         762
  Occupancy expenses                                                                     1,241       1,260       1,228
----------------------------------------------------------------------------------------------------------------------
              Travel Plaza revenues in excess (deficient) of direct operating costs
                 and expenses                                                         $   (362)   $    (24)   $    461
======================================================================================================================

See accompanying note to financial statements.

Statements of Cash Flows



================================================================================
CLIVE TRAVEL PLAZA
Years ended January 31, 1997, 1996 and 1995
(In thousands)

                                                                           1997     1996     1995
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Travel Plaza revenues in excess (deficient) of direct operating costs
     and expenses                                                         $(362)   $ (24)   $ 461
  Add amortization of leasehold improvements                                145      139      124
-------------------------------------------------------------------------------------------------
              Cash provided by (used in) direct Travel Plaza operations   $(217)   $ 115    $ 585
=================================================================================================

See accompanying note to financial statements.

Note to Financial Statements




================================================================================
CLIVE TRAVEL PLAZA
Years ended January 31, 1997, 1996 and 1995


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

The accompanying statements have been prepared to facilitate PIP 86's compliance with the rules and regulations of the Securities and Exchange Commission. The statements include only revenues and direct operating costs and expenses. Certain overhead costs such as corporate administrative allocations are excluded.

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

Independent Auditors' Report

================================================================================






To the General Partners
CFJ Properties:


We have audited the accompanying statements of revenues and direct operating costs and expenses and the statements of cash flows from direct travel plaza operations for each of the years in the three-year period ended January 31, 1997, of the Amarillo Travel Plaza operated by CFJ Properties (see note 1). The land and related plaza facilities are owned by Participating Income Properties 1986, L.P. These statements are the responsibility of management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the statements referred to above present fairly, in all material respects, the revenues and direct operating costs and expenses and the cash flows from direct travel plaza operations of the Amarillo Travel Plaza for each of the years in the three-year period ended January 31, 1997, in conformity with generally accepted accounting principles.


                                        /s/ KPMG Peat Marwick LLP


Salt Lake City, Utah
March 20, 1997

Statements of Revenues and Direct Operating Costs and Expenses


================================================================================
AMARILLO TRAVEL PLAZA
Years ended January 31, 1997, 1996 and 1995
(In thousands)

                                                                                          1997        1996       1995
------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                 $ 21,706    $ 22,525   $ 23,449
------------------------------------------------------------------------------------------------------------------------
Direct operating costs and expenses:
  Cost of sales                                                                            19,188      19,152     19,973
  Labor costs                                                                               1,069       1,095      1,062
  Controllable operating expenses                                                             638         583        567
  Occupancy expenses                                                                          962         974        971
------------------------------------------------------------------------------------------------------------------------
    Travel Plaza revenues in excess (deficient) of direct operating costs and expenses   $   (151)   $    721   $    876
========================================================================================================================

See accompanying note to financial statements.

Statements of Cash Flows


================================================================================
AMARILLO TRAVEL PLAZA
Years ended January 31, 1997, 1996 and 1995
(In thousands)

                                                                                        1997     1996    1995
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Travel Plaza revenues in excess (deficient) of direct operating costs and expenses   $(151)   $ 721   $ 876
  Add amortization of leasehold improvements                                             159      133     123
-------------------------------------------------------------------------------------------------------------
              Cash provided by direct Travel Plaza operations                          $   8    $ 854   $ 999
=============================================================================================================

See accompanying note to financial statements.

Note to Financial Statements



================================================================================
AMARILLO TRAVEL PLAZA
Years ended January 31, 1997, 1996 and 1995


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

The accompanying statements have been prepared to facilitate PIP 86's compliance with the rules and regulations of the Securities and Exchange Commission. The statements include only revenues and direct operating costs and expenses. Certain overhead costs such as corporate administrative allocations are excluded.

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

Independent Auditors' Report



================================================================================







To the General Partners
CFJ Properties:


We have audited the accompanying statements of revenues and direct operating costs and expenses and the statements of cash flows from direct travel plaza operations for each of the years in the three-year period ended January 31, 1997, of the Cheyenne Travel Plaza operated by CFJ Properties (see note 1). The land and related plaza facilities are owned by Participating Income Properties 1986, L.P. These statements are the responsibility of management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the statements referred to above present fairly, in all material respects, the revenues and direct operating costs and expenses and the cash flows from direct travel plaza operations of the Cheyenne Travel Plaza for each of the years in the three-year period ended January 31, 1997, in conformity with generally accepted accounting principles.


                                        /s/ KPMG Peat Marwick LLP


Salt Lake City, Utah
March 20, 1997

Statements of Revenues and Direct Operating Costs and Expenses


================================================================================
CHEYENNE TRAVEL PLAZA
Years ended January 31, 1997, 1996 and 1995
(In thousands)

                                                                                        1997      1996      1995
------------------------------------------------------------------------------------------------------------------
Revenues                                                                               $28,793   $24,733   $23,676
------------------------------------------------------------------------------------------------------------------
Direct operating costs and expenses:
  Cost of sales                                                                         23,216    19,214    18,583
  Labor costs                                                                            1,478     1,326     1,334
  Controllable operating expenses                                                          950       872       871
  Occupancy expenses                                                                     1,206     1,176     1,154
------------------------------------------------------------------------------------------------------------------
              Travel Plaza revenues in excess of direct operating costs and expenses   $ 1,943   $ 2,145   $ 1,734
==================================================================================================================

See accompanying note to financial statements.

Statements of Cash Flows


================================================================================
CHEYENNE TRAVEL PLAZA
Years ended January 31, 1997, 1996 and 1995
(In thousands)

                                                                            1997     1996     1995
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Travel Plaza revenues in excess of direct operating costs and expenses   $1,943   $2,145   $1,734
  Add amortization of leasehold improvements                                  321      290      276
---------------------------------------------------------------------------------------------------
              Cash provided by direct Travel Plaza operations              $2,264   $2,435   $2,010
===================================================================================================

See accompanying note to financial statements.

Note to Financial Statements



================================================================================
CHEYENNE TRAVEL PLAZA
Years ended January 31, 1997, 1996 and 1995


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

The accompanying statements have been prepared to facilitate PIP 86's compliance with the rules and regulations of the Securities and Exchange Commission. The statements include only revenues and direct operating costs and expenses. Certain overhead costs such as corporate administrative allocations are excluded.

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