Form 10-Q
period 1997-09-30
PARTICIPATING INCOME PROPERTIES 1986 LP; FFCA INVESTOR SERVICES CORP 86-B
filed 1997-11-05
CIK 797977, 797978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997
                               -------------------------------------------------

[  ]    TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------     -------------------------

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

                          Yes  X      No
                              ---        ---

PART 1 - FINANCIAL INFORMATION
------   ---------------------

    Item l.  Financial Statements.


            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                    September 30,  December 31,
                                                        1997          1996
                                                    -----------    -----------
                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                           $ 2,439,252    $ 2,346,371

RECEIVABLES FROM LESSEES                                178,718        149,803

SECURED NOTES RECEIVABLE                                108,547        131,323

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                            6,773,272      6,773,272
      Buildings                                      29,669,322     29,669,322
      Equipment                                         626,781        626,781
                                                    -----------    -----------
         Total                                       37,069,375     37,069,375
      Less-Accumulated depreciation                  11,925,261     10,937,860
                                                    -----------    -----------

                                                     25,144,114     26,131,515
                                                    -----------    -----------

         Total assets                               $27,870,631    $28,759,012
                                                    ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS            $ 1,430,793    $ 1,321,426

PAYABLE TO GENERAL PARTNER                                 -            10,304

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 49,660         49,704

RENTAL DEPOSITS                                         114,400        114,400
                                                    -----------    -----------

         Total liabilities                            1,594,853      1,495,834
                                                    -----------    -----------

MINORITY INTEREST                                       (15,911)       (14,923)
                                                    -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                  (167,922)      (158,058)
      Limited partners                               26,459,611     27,436,159
                                                    -----------    -----------

         Total partners' capital                     26,291,689     27,278,101
                                                    -----------    -----------

         Total liabilities and partners' capital    $27,870,631    $28,759,012
                                                    ===========    ===========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                               Three Months       Three Months         Nine Months         Nine Months
                                                   Ended              Ended               Ended               Ended
                                                  9/30/97            9/30/96             9/30/97             9/30/96
                                               ------------       ------------         -----------         -----------
REVENUES:
      Rental                                    $1,072,248         $1,072,248          $3,216,742          $3,223,126
      Participating rentals                        529,171            481,911           1,421,282           1,408,249
      Interest and other                            28,033             25,627              82,666              72,960
      Gain on sale of property                       -                 59,548                -                 75,958
                                                ----------         ----------          ----------          ----------

                                                 1,629,452          1,639,334           4,720,690           4,780,293
                                                ----------         ----------          ----------          ----------

EXPENSES:
      General partner fees                         142,900            139,026             412,855             411,592
      Depreciation                                 329,133            401,444             987,401           1,230,709
      Operating                                     40,058             33,479             128,734             126,404
                                                ----------         ----------          ----------          ----------

                                                   512,091            573,949           1,528,990           1,768,705
                                                ----------         ----------          ----------          ----------

MINORITY INTEREST
      IN INCOME                                      1,285              1,239               3,685               3,536
                                                ----------         ----------          ----------          ----------

NET INCOME                                      $1,116,076         $1,064,146          $3,188,015          $3,008,052
                                                ==========         ==========          ==========          ==========


NET INCOME ALLOCATED TO:
      General partner                           $   11,161         $   10,641          $   31,880          $   30,081
      Limited partners                           1,104,915          1,053,505           3,156,135           2,977,971
                                                ----------         ----------          ----------          ----------

                                                $1,116,076         $1,064,146          $3,188,015          $3,008,052
                                                ==========         ==========          ==========          ==========

NET INCOME PER LIMITED
    PARTNERSHIP UNIT (based on
    51,687 units held by limited partners)          $21.38             $20.38              $61.06              $57.62
                                                    ======             ======              ======              ======

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)

                                                         Limited Partners
                                   General         -----------------------------
                                   Partner            Number           Total
                                    Amount           of Units          Amount            Amount
                                 ------------      ------------     ------------      ------------

BALANCE, December 31, 1996       $   (158,058)           51,687     $ 27,436,159      $ 27,278,101

   Net income                          31,880              --          3,156,135         3,188,015

   Distributions to partners          (41,744)             --         (4,132,683)       (4,174,427)
                                 ------------      ------------     ------------      ------------

BALANCE, September 30, 1997      $   (167,922)           51,687     $ 26,459,611      $ 26,291,689
                                 ============      ============     ============      ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                    1997                 1996
                                                                 -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $ 3,188,015          $ 3,008,052
     Adjustments to net income:
        Depreciation                                                 987,401            1,230,709
        Gain on sale of property                                        -                 (75,958)
        Minority interest in income                                    3,685                3,536
        Change in assets and liabilities:
           Increase in receivables from lessees                      (28,915)             (13,817)
           Decrease in payable to general partner                    (10,304)             (17,705)
           Decrease in accounts payable and
               accrued liabilities                                       (44)              (8,174)
                                                                 -----------          -----------

               Net cash provided by operating activities           4,139,838            4,126,643
                                                                 -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property                                     -                 811,442
     Principal collections on secured notes receivable                22,776               19,366
                                                                 -----------          -----------

               Net cash provided by investing activities              22,776              830,808
                                                                 -----------          -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
     Partner distributions declared                               (4,174,427)          (4,161,648)
     Increase (decrease) in distribution payable                     109,367           (2,046,745)
     Distributions to minority interest                               (4,673)              (4,694)
                                                                 -----------          -----------

               Net cash used in financing activities              (4,069,733)          (6,213,087)
                                                                 -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                      92,881           (1,255,636)

CASH AND CASH EQUIVALENTS, beginning of period                     2,346,371            3,649,977
                                                                 -----------          -----------

CASH AND CASH EQUIVALENTS, end of period                         $ 2,439,252          $ 2,394,341
                                                                 ===========          ===========

PART I  -  FINANCIAL INFORMATION
--------------------------------


Item 2.         Management's Discussion and Analysis of
-------         Financial Condition and Results of Operations
                ---------------------------------------------

      As of September 30, 1997, Participating Income Properties 1986, L.P., a Delaware limited partnership, (the Registrant), had received $51,687,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $45,232,790. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on April 16, 1987, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in eleven travel plaza properties by September 1988 and does not anticipate any further capital expenditures.

      The Registrant declared a cash distribution to the limited partners of $1,430,432 for the quarter ended September 30, 1997 (the period), which, combined with the first and second quarterly distributions of $2,702,251 amounts to $4,132,683 year to date. During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, base rental revenue from the travel plaza leases amounted to $1,072,248, which remains unchanged from the prior year, while the corresponding year-to-date period reflects a small decrease from 1996 due to the sale of a land parcel in 1996, as discussed in previous reports. The Registrant received or accrued participating rentals of $529,171 for the quarter ended September 30, 1997 representing an increase over participating rentals of $481,911 for the comparable quarter of 1996. On June 1, 1996, CFJ Properties (lessee of eight of the Registrant's travel plazas) curtailed its relationship with a large third party billing company for the trucking industry. The billing company requested changes to its contract that were unacceptable to CFJ Properties' management due to the significant long-term ramifications of the proposed change on CFJ Properties' future business. This resulted in reduced volume and margins, which contributed to low participating rental revenues in the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1997. Participating rentals for the corresponding year-to-date periods were similarly affected, although to a lesser extent. For the quarter and nine months ended September 30, 1997, total expenses decreased by $61,858 and $239,715, respectively, primarily due to a decrease in depreciation expense related to the sale of travel plaza equipment.

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


                       BALANCE SHEET - SEPTEMBER 30, 1997
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

                                  PARTICIPATING INCOME PROPERTIES 1986, L.P.

                                  By FFCA MANAGEMENT COMPANY LIMITED PARTNERSHIP General Partner


                                  By PERIMETER CENTER MANAGEMENT COMPANY
                                  Corporate General Partner



Date:     October 22, 1997        By /s/ John Barravecchia
                                  ----------------------------------------------
                                  John Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FFCA INVESTOR SERVICES CORPORATION 86-B




Date:     October 22, 1997        By /s/ John Barravecchia
                                  ----------------------------------------------
                                  John Barravecchia, President