Form 10-K405
period 1997-12-31
PARTICIPATING INCOME PROPERTIES 1986 LP; FFCA INVESTOR SERVICES CORP 86-B
filed 1998-03-31
CIK 797977, 797978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

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
                     ---------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)

     Delaware                                                  86-0570015
     --------                                                  ----------
(Partnership State of                                     (Partnership I.R.S.
Organization)                                            Employer Identification
                                                         No.)

     Delaware                                                  86-0557949
     --------                                                  ----------
(Corporation State of                                     (Corporation I.R.S.
Incorporation)                                           Employer Identification
                                                         No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                              85255
---------------------------                                      -----
(Address of Principal Executive Offices)                       (Zip Code)

Co-Registrants' telephone number, including area code:        (602) 585-4500

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

         As of December 31, 1997, eight of the travel plazas owned by the Partnership were leased to CFJ Properties, a general partnership formed pursuant to a joint venture between Flying J Inc., through its subsidiary, Big West Oil Company ("Big West"), and Douglas Oil Company of California, a subsidiary of Conoco Inc. ("Douglas Oil"), one of the travel plazas was leased to Flying J Inc. and the remaining two were leased to franchisees of Flying J

Franchise Inc. ("FJFI"), a subsidiary of Flying J Inc. and the franchisor of Flying J Travel Plazas. The Partnership and the Company are not affiliated with CFJ Properties, Flying J Inc. or FJFI.

         The Partnership's principal objectives through its investment in the Company are to (a) preserve, protect and enhance Partnership capital; (b) provide partially tax-sheltered cash distributions to investors; (c) provide the potential for increased income and protection against inflation through participation in the gross revenues of Flying J Travel Plaza facilities; and (d) obtain long-term appreciation in the value of its properties through real estate ownership.

         Real estate owned by the Company is generally leased for a term of 20 years. Equipment is generally leased for a term of eight years. Of the two equipment leases remaining at December 31, 1997, one will expire in 1998 and the other lease is not subject to a purchase option. Lessees must generally pay the Company annual rental payments (in monthly installments) equal to 10% of the Company's total investment in properties. As additional rent under the terms of the lease, the Company is entitled to receive a portion of the operating revenues of the lessees equal to (a) 4% of annual gross receipts derived from the travel plaza facility, excluding fuel sales; (b) 3/10 of $.01 per gallon of fuel sold; and (c) 4% of all amounts received by the lessee for any lease year pursuant to any sublease by the lessee of any part of its leased premises. Reference is made to Note (3) of the Notes to Financial Statements filed with this Report for a schedule of the minimum future lease payments to be received by the Company on its properties.

         The Partnership is dependent upon CFJ Properties, its principal lessee, since an adverse change in its financial condition could materially affect its ability to make lease payments. During 1997, CFJ Properties and Flying J Inc. together contributed approximately 88% of the Company's total rental and participating rental revenue for the year.

         On February 1, 1991, Flying J Inc., through its subsidiary Big West, entered into a joint venture with Douglas Oil to form CFJ Properties. Flying J Inc. (and subsidiaries) is a fully integrated oil and gas company that is engaged in the production, refining, transportation, wholesaling and retail marketing of petroleum products and other services through its travel plazas and gasoline stations. Flying J Inc. operates all of CFJ Properties' travel plazas and related facilities, which included 72 interstate travel plaza properties as of January 31, 1997. The Company owns eight of these properties. Under the terms of the joint venture, Big West sold to Douglas Oil certain Flying J Travel Plazas, which Douglas Oil contributed back to CFJ Properties. In addition to this initial contribution, Douglas Oil also made additional contributions to CFJ Properties. As its initial contribution, Big West transferred to CFJ Properties certain leasehold interests and Flying J Travel Plazas, and subsequently contributed to CFJ Properties various assets including working capital, inventories and future development sites. With the exception of the Butte, Montana travel plaza, Flying J Inc. assigned its leasehold interests in the travel plazas owned by the Company to CFJ Properties and was released by the Company with respect to its obligations under those leases.

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

         CFJ Properties leases travel plazas and equipment under non-cancelable operating leases, which generally expire at various dates over the next 10 to 16 years. Payments under these leases were $17.3 million in 1997 and $17.6 million in 1996, including percentage lease payments. Future minimum annual rent obligations under non-cancelable leases, as projected through 2002, remain comparable to 1997 expense amounts.

         The nine properties operated by CFJ Properties and Flying J Inc., and leased from the Partnership, generated a combined fuel and non-fuel gross profit (including other income) of approximately $24.4 million during the fiscal year ended January 31, 1997 as compared to $26.8 million in fiscal year 1996. Total travel plaza unit-level income for these nine properties (before depreciation and allocated corporate overhead) totaled approximately $700,000 in 1997 with three of the nine properties reporting positive unit-level income. The remaining six properties reported net losses primarily due to lower total gross profits. The combined result of the travel plaza unit-level income before depreciation and allocated corporate overhead was down from $2.8 million in the prior year due largely to CFJ's curtailment of its relationship with Comdata on June 1, 1996. Comdata, a large third party billing company for the trucking industry, requested changes to its contract which were unacceptable to CFJ's management due to the significant long-term ramifications of Comdata's proposed change on CFJ's future business. For CFJ Properties' fiscal year ended January 31, 1997, the average unit-level base and participating rents approximated 14.1% of the original cost of these properties.

         Those properties that each represent over 10% of the Partnership's total assets are located in Clive, Iowa, Amarillo, Texas and Cheyenne, Wyoming.

         On February 2, 1998, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets for cash of approximately $52 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the
Partnership and the approval, by vote, of a majority of the limited partner interests. In accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"), sale of substantially all of the assets will result in dissolution of the Partnership and liquidation of remaining Partnership assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

         The negotiated sale price of approximately $52 million would have resulted in an estimated book gain of $27 million had the proposed sale taken place at December 31, 1997. Subsequent to the proposed asset sale and conversion of other Partnership assets into cash upon liquidation, a liquidating cash distribution will be made to investors in accordance with the Partnership Agreement. Had the sale (as proposed) occurred at December 31, 1997, it is estimated that the liquidating cash distribution would have been in the range of $965 to $990 per limited partnership unit. The actual liquidating distribution to be received by investors will depend upon the actual date and terms of the sale and the actual costs of liquidating the Partnership.

         In February 1998, the Partnership sold its Boise, Idaho travel plaza to CFJ Properties for approximately $3,386,000 in cash. The Boise travel plaza was a full-service travel plaza, built on a parcel consisting of approximately 21 acres. The above negotiated sale price of approximately $52 million did include the Boise, Idaho travel plaza as if the proposed sale of the Partnership's assets had taken place at December 31, 1997.

         The travel plaza/truckstop industry, although highly fragmented, is also highly competitive. The Partnership's lessees are competing with, among others, National Auto/Truckstops, Petro and Pilot Corporation, as well as other national, regional and local truckstop operators, some of which may have substantially greater financial resources than the lessees. The Partnership's lessees also compete with other entities that provide hospitality goods and services to the trucking industry and traveling public in general. The major competitive factors include, among others, location, ease of access, brand identification, pricing, product and service selections, customer service, store appearance, cleanliness and safety. The Flying J Travel Plaza facilities owned by the Company offer a full-service operation, generally including fuel facilities, a restaurant, a convenience store and other amenities for use by the trucking industry and traveling public in general. Flying J Inc. reports that the Flying J Travel Plaza network consists of more than 100 facilities across the U.S. interstate highway system. The travel plaza sites have been selected based on traffic patterns and volumes, and access to interstate highways, among other criteria.

         According to the American Trucking Association, the trucking industry generated more than $345 billion in gross freight revenues, representing 82% of the nation's freight bill in 1996. This was up 4% from the prior year. Over 21 million trucks registered in the United States for business purposes consumed approximately 41 billion gallons of fuel and transported over 60% of all primary shipments made in 1996.

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

         Federal, state and local regulatory agencies have adopted regulations governing underground storage tanks ("USTs") that require the Partnership's lessees to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act requires the Environmental Protection Agency ("EPA") to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking USTs. Regulations enacted by the EPA in 1988 established requirements for (a) installing UST systems; (b) upgrading UST systems; (c) taking corrective action in response to releases; (d) closing UST systems; (e) keeping appropriate records; and (f) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. By the end of 1998, all USTs must be corrosion protected, overfill/spill protected and have leak detection. These environmental laws impose strict liability for owners and operators of faulty and leaking storage tanks resulting in damage to the environment or third parties.

         The General Partner has taken steps to (a) ensure that the lessees comply with applicable rules and regulations; (b) mitigate any potential liabilities, including the establishment of storage tank monitoring procedures; and (c) require that lessees indemnify the Partnership for all such liabilities and obtain liability insurance, if reasonably available. The General Partner requires each lessee to obtain an annual environmental audit, performed by an environmental consulting and engineering firm, which includes the following procedures, among others: month-end cumulative fuel inventory variance analysis; tank tightness tests; automatic tank gauging and leak detection system operation and calibration tests; UST excavation zone groundwater and/or soil vapor monitoring well analysis; piping system tightness tests; piping excavation zone ground water and/or soil vapor monitoring well analysis; pipe leak detector inspection and calibration tests; corrosion protection system tests; on-site sanitary sewer treatment plant effluent analysis; and oil/water separator inspections. The consulting and engineering firm hired by the General Partner to conduct such audits also reviews on-site environmental correspondence; visually inspects the UST system, tank and piping excavation zone monitoring wells, areas adjacent to all petroleum above-ground tanks, the stormwater and wastewater control systems, and the travel plaza facility; and discusses employee training procedures, recent significant environmental events (if any), repair and maintenance activities, and regulatory compliance with travel plaza personnel.

         The most recent annual environmental audits of the travel plazas indicate that some remediation is necessary at one or more of the travel plazas. Under each travel plaza lease, the lessee is responsible for all costs associated with correcting problems identified by such audits and is obligated to indemnify the Partnership and the Company for all liabilities related to the operation of the travel plazas, including those related to remediation. The lessees are in the process of reviewing such environmental audits and have commenced appropriate corrective actions. The General Partner does not believe that the corrective actions recommended in the audits will affect the lessees' ability to make their scheduled lease payments to the Partnership or have a material adverse effect upon the Partnership.

         The Partnership believes that its lessees are in compliance with all applicable regulatory requirements, except as discussed above and that its lessees have all governmental licenses and permits required for their business operations. Management knows of no pending or threatened proceedings or investigations under federal or state environmental laws; however, management cannot predict the impact on the Partnership's lessees of new governmental regulations and requirements. Although the General Partner has taken necessary steps, as discussed above, to ensure lessee compliance with environmental regulations, there can be no assurance that significant cleanup or compliance costs may not be incurred which may affect the lessees' ability to make their scheduled lease payments to the Partnership.

         As of December 31, 1997, the Partnership, through its investment in the Company, has invested in real estate located in nine states in the western and central portions of the United States, and no real estate investments are located outside of the United States. A presentation of revenues or assets by geographic region is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

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

         The Partnership pays an affiliate of the General Partner for the maintenance of the books and records of the Partnership and for computer, investor and legal services performed for the Partnership. During 1997, this affiliate of the General Partner completed the design of a new accounting information system that was begun in 1996 and was implemented on January 1, 1998. The new system is "Year 2000" compliant which means that the system will be able to handle any dates that refer to the 21st century. By the end of 1998, all of the affiliate's significant information systems that would impact the Partnership will be "Year 2000" compliant. The affiliate is in the process of assessing the key suppliers that it relies upon in addition to any other systems that are sensitive to dates (such as the telephone and power systems, elevators, security systems, and so on), and has developed a plan for any such systems that are found to be noncompliant.

         A five-phase process was adopted by the affiliate to address the issues associated with the year 2000 including: (1) an inventory and assessment of the systems and electronic devices that may be at risk; (2) the identification of potential solutions; (3) the implementation of upgrades or replacements to affected systems or devices; (4) the verification of compliance and testing of the revised systems; and (5) the training of users on the new systems. To date, the inventory and assessment phase of all critical computer hardware has been completed, as have the operating system and database software, and statements of "Year 2000" compliance have been received from the related vendors. The verification of "Year 2000" compliance through testing of these systems and training of users is nearly complete.

         As discussed previously, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets. In accordance with the Partnership Agreement, sale of substantially all of the assets will result in dissolution of the Partnership and liquidation of remaining Partnership assets, net of liabilities. Under these circumstances, the "Year 2000" issue is not anticipated to have any effect on the Partnership.

Factors Affecting Future Operating Results

         The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), became effective in December 1995. The Act provides a "safe harbor" for companies that make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

         The  Partnership   wishes  to  take  advantage  of  the  "safe  harbor"
provisions of the Act and is therefore including this section. The statements contained herein, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "expected," "intends," or "plans," or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

         The Partnership's future results may be subject to certain risks and uncertainties including the following:

         o On February 2, 1998, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets for cash of approximately $52 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Partnership and the approval, by vote, of a majority of the limited partner interests. In accordance with the Partnership Agreement, sale of substantially all of the assets will result in dissolution of the Partnership and liquidation of remaining Partnership assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

         o Adverse changes in general or local economic or market conditions may decrease demand for products and services sold at the Partnership's travel plazas.

         o Competition in the travel plaza industry (see discussion in "Business" above), as well as competition with established entities and private investors in connection with the acquisition, sale and leasing of similar properties may decrease sales at the Partnership's travel plazas and decrease profit margins.

         o Material or substantial restrictions on travel plaza facilities imposed by federal, state and local laws and regulations may result in increased operating expenses and capital expenditures for the operators of the Partnership's travel plazas.

         o The Partnership is dependent upon the financial condition of CFJ Properties and its ability to properly operate the travel plaza facilities. If CFJ Properties fails to operate the travel plaza facilities properly, the Partnership's revenue stream may be adversely affected.

         o The Partnership is dependent upon petroleum products and factors affecting the petroleum industry, including the following: governmental policies and programs regarding oil exploration, production and marketing; federal, state and local environmental laws, rules and regulations regarding the ownership, operation and maintenance of oil production facilities, refineries and petroleum product storage and marketing facilities; unrest in the Middle East; worldwide and domestic economic conditions; oil import quotas; trade embargoes; the imposition of gasoline or other energy taxes; the supply and price of oil; and effects of all of the foregoing on the transportation and travel industries, which could result in smaller profit margins and volumes of sales of petroleum products as well as smaller base rental income revenues from lessees of the properties. This dependency may decrease the availability, and increase the price of, products and services sold at the Partnership's travel plazas which may adversely affect its revenue stream.

         o Condemnation or uninsured losses may adversely affect the ability of the travel plazas to profitably operate.

         o Changing demographics and changing transport, traffic and travel patterns may result in a decrease in sales at the Partnership's travel plazas.

         o Relocation and construction of highways may substantially decrease consumer demand and adversely affect the operations of the Partnership's travel plaza.

         o Increased costs of food products would decrease profit margins on food products.

         o        Failure  of  lessees  to  remediate   environmental   problems
                  identified in recent environmental audits may affect the marketability of the travel plazas to third parties.

Item 2.  Properties.

         As of December 31, 1997, the Partnership, through its investment in the Company, had acquired 11 travel plaza properties located in nine states, without borrowings by the Company or the Partnership. As discussed under "Item 1. Business," the Boise, Idaho travel plaza was sold in February 1998. The properties were acquired by the Company during 1987 and 1988 with the net proceeds received by the Partnership from the public offering of the Units.

         The Partnership's travel plazas, divided into sections which serve both the commercial and non-commercial traveler, generally offer a multi-use, full-service operation including fuel facilities for the storage and sale of automotive and diesel fuels, a 24-hour restaurant, a convenience store, restroom facilities with private showers, and other amenities designed to meet the needs of the trucking industry and the traveling public in general. Three of the Company's properties represent over 10% of the Partnership's total assets at December 31, 1997, as follows:

                                          Approximate % of
                              Location      Total Assets
                              --------      ------------

                           Clive, Iowa           15%
                           Amarillo, Texas       11%
                           Cheyenne, Wyoming     10%

         The following is a description of the properties acquired by the Company.

         Boise, Idaho. The Boise travel plaza is a completely renovated full-service travel plaza, built on a parcel consisting of approximately 21 acres approximately 1/5 of a mile south of Interstate 84. During 1994, the lessee of this travel plaza exercised its option to purchase the motel portion of the travel plaza comprising two and one-half acres of land, the motel building and motel equipment. In addition, approximately one-half acre of land was sold to the State of Idaho Transportation Department, leaving the Boise travel plaza with approximately 18 acres, which was sold to CFJ Properties in February 1998.

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

         Reference is made to the Annual Portfolio Valuation prepared by Cushman & Wakefield which is filed with this Report as an exhibit for the properties' appraised value as of December 31, 1997.

         FFCA Investor Services Corporation 86-B has no interest in any real or personal property independent of the Partnership.

Item 3.  Legal Proceedings.

         Neither the Co-Registrants nor their properties are parties to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         No matter was submitted to a vote of the Holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

Item 5.  Market for Registrant's Units and Related Security Holder Matters.

         Market Information. During 1997, there was no established public trading market for the Units, and it is not anticipated that an established public trading market for the Units will develop.

         Holders. As of March 2, 1998, there were 4,099 record holders of the Units.

         Distributions. For the two most recent fiscal years, the Partnership made the following cash distributions to the Holders:

                                      1997

                                          Per Unit
                                        Distribution                Total               Annualized
                                    --------------------     ----------------------        Cash
       Date of          Number      Cash from                Cash from                  Yield from
    Distribution       of Units     Operations   Capital     Operations     Capital     Operations
    ------------       --------     ----------   -------     ----------     -------     ----------
December 31              51,687     $   26.43       --       $1,366,087        --         11.0%
September 30             51,687         27.68       --        1,430,696        --         11.5%
June 30                  51,687         26.81       --        1,385,728        --         11.2%
March 31                 51,687         25.47       --        1,316,468        --         10.6%

                                      1996

                                          Per Unit
                                        Distribution                Total               Annualized
                                    --------------------     ----------------------        Cash
       Date of          Number      Cash from                Cash from                  Yield from
    Distribution       of Units     Operations   Capital     Operations     Capital     Operations
    ------------       --------     ----------   -------     ----------     -------     ----------
December 31              51,687     $25.56          --       $1,321,120        --         10.6%
September 30             51,687      26.92          --        1,391,414        --         11.2%
June 30                  51,687      26.30          --        1,359,368        --         11.0%
March 31                 51,687      25.49          --        1,369,189        --         11.0%

         Cash from operations, defined as disbursable cash in the agreement of limited partnership which governs the Partnership, is distributed to the Holders. Any variations in the amount of distributions from quarter to quarter are due to fluctuations in net cash provided by operating activities. Reference is made to Item 7 below for a discussion and analysis of such fluctuations. The annualized cash yield from operations represents the annualized cash distribution from operations as a percentage of the Adjusted Capital Contribution, as defined. Cash proceeds from the sale of property, when distributed, represent a partial return of the limited partners' initial $1,000 per unit capital contribution. The Adjusted Capital Contribution of a Holder is generally the Holder's initial capital contribution reduced by the cash distributions to the Holders of proceeds from the sale of Partnership properties and reduced by any other cash distributions other than from operations. The Adjusted Capital Contribution per Unit of the Holders, as defined in the agreement of limited partnership which governs the Partnership, was $960.34 as of December 31, 1997. At December 31, 1995, the Partnership declared a return of capital of $2,050,000 ($39.66 per Unit) related to the 1994 sale of the Boise, Idaho lodging premises and equipment, which was distributed in January 1996.

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

                                                      Year Ended December 31,
                                                      -----------------------
                                 1997          1996          1995          1994          1993
                                 ----          ----          ----          ----          ----

Revenues                     $ 6,297,173   $ 6,289,831   $ 6,563,996   $ 7,179,846   $ 6,397,242
Net Income                     4,239,903     4,013,518     3,944,780     4,375,249     3,606,158
Net Income Per Unit                81.21         76.87         75.56         83.80         69.07
Total Assets                  27,480,329    28,759,012    32,378,912    34,094,240    36,048,390
Distributions of Cash from
 Operations to Holders         5,499,084     5,440,957     5,592,710     5,674,532     5,546,729

Distributions of Cash from
 Operations Per Unit              106.39        105.27        108.20        109.79        107.31

Return of Capital to
 Holders                            --            --       2,050,000          --            --
Return of Capital Per Unit          --            --           39.66          --            --

         The 1994 results of operations include gains totaling $653,477 on the sale of the motel portion of the Boise, Idaho travel plaza and the sale of approximately one-half acre of land at this travel plaza to the State of Idaho Transportation Department, which is not necessarily indicative of the Partnership's future results of operations. Due to the sale, in February 1998, of the remaining assets of the Boise, Idaho travel plaza, rental revenues in 1998 are expected to be lower than in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership received $51,687,000 in gross proceeds from its public offering of the Units. After deducting organizational and offering expenses, including sales commissions, the Partnership, through the Company, invested the net offering proceeds of $45,613,778 in 11 travel plazas. The rental payments from lessees of the properties are the Partnership's primary source of income.

         As of December 31, 1997, the Partnership had cash and marketable securities with a maturity of three months or less generally collateralized by United States government obligations aggregating $2,402,680 of which $1,366,087 was paid out to the Holders in January 1998 as their fourth quarter distribution for 1997, and the remainder of which will be held by the Partnership for reserves. The Partnership uses the rental revenues from the Company's properties to meet its cash needs and those of the Company, and it is anticipated that such revenues will be sufficient to meet all of the Partnership's expenses and provide cash for distribution to the Holders.

         On February 2, 1998, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets for cash of approximately $52 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Partnership and the approval, by vote, of a majority of the limited partner interests. In accordance with the Partnership Agreement, sale of substantially all of the assets will result in dissolution of the Partnership and liquidation of remaining Partnership assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

         The negotiated sale price of approximately $52 million would have resulted in an estimated book gain of $27 million had the proposed sale taken place at December 31, 1997. Subsequent to the proposed asset sale and conversion of other Partnership assets into cash upon liquidation, a liquidating cash distribution will be made to investors in accordance with the Partnership Agreement. Had the sale (as proposed) occurred at December 31, 1997, it is estimated that the liquidating cash distribution would have been in the range of $965 to $990 per limited partnership unit. The actual liquidating distribution to be received by investors will depend upon the actual date and terms of the sale and the actual costs of liquidating the Partnership.

         In February 1998, the Partnership sold the Boise, Idaho travel plaza to CFJ Properties for approximately $3,386,000 in cash. The above negotiated sale price of approximately $52 million did include the Boise, Idaho travel plaza as if the proposed sale of the Partnership's assets had taken place at December 31, 1997. Proceeds from the sale on October 6, 1994 of the Boise, Idaho travel plaza lodging premises of $2,050,000 were distributed by the Partnership in January 1996 as a return of capital.

         The Partnership pays an affiliate of the General Partner for the maintenance of the books and records of the Partnership and for computer, investor and legal services performed for the Partnership. During 1997, this affiliate of the General Partner completed the design of a new accounting information system that was begun in 1996 and was implemented on January 1, 1998. The new system is "Year 2000" compliant which means that the system will be able to handle any dates that refer to the 21st century. By the end of 1998, all of the affiliate's significant information systems that would impact the Partnership will be "Year 2000" compliant.

         As discussed previously, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets. In accordance with the partnership agreement, sale of substantially all of the assets will result in dissolution of the partnership and liquidation of remaining Partnership assets, net of liabilities. Under these circumstances, the "Year 2000" issue is not anticipated to have any effect on the Partnership.

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

Results of Operations

         The Partnership, through the Company, began acquiring travel plaza properties using the net proceeds of the offering in 1987 and continued to purchase properties until becoming fully invested in September 1988. The Company received or accrued 100% of the lease payments due it from its lessees in 1997, 1996 and 1995.

Fiscal Year Ended December 31, 1997
Compared to Fiscal Year Ended December 31, 1996

         The Partnership's total revenues increased to $6,297,173 for the year ended December 31, 1997 from $6,289,831 for the year ended December 31, 1996. The overall increase in revenues is due to an increase in participating rentals. Participating rental revenues increased to $1,897,489 in 1997 from $1,818,632 in 1996 due to higher travel plaza sales volumes. On June 1, 1996, CFJ Properties (lessee of eight of the Registrant's travel plazas) curtailed its relationship with a large third party billing company for the trucking industry. The billing company requested changes to its contract that were unacceptable to CFJ
Properties' management due to the significant long-term ramifications of the proposed change on CFJ Properties' future business. This resulted in reduced volume and margins, which contributed to lower participating rental revenues in 1996 as compared to 1997. Partially offsetting the increase in participating rentals, was a decrease in rental revenues due to a partial land sale in the first quarter of 1996, which resulted in a monthly reduction of $2,128 in rental revenue.

         Total Partnership expenses for 1997 were $2,052,340, representing a decrease of approximately 10% from $2,271,611 in 1996, primarily resulting from a decrease in depreciation expense of $243,800 related to the sale of travel plaza equipment in 1996. Net income for 1997 was $4,239,903 as compared to $4,013,518 for 1996, representing an increase of approximately 6%.

Fiscal Year Ended December 31, 1996
Compared to Fiscal Year Ended December 31, 1995

         The Partnership's total revenues decreased to $6,289,831 for the year ended December 31, 1996 from $6,563,996 for the year ended December 31, 1995. Of this decrease, $81,328 was attributable to lower gains on the sale of property in 1996 and $97,407 in lower interest income resulted from a lower average cash balance invested since the proceeds from the sale of the Boise travel plaza lodging facility (which were invested in temporary investment securities in 1995) were returned to the limited partners in January 1996. In addition, participating rental revenue decreased $76,279 due to decreased overall travel plaza sales related to the curtailment in June 1996 by CFJ Properties of its relationship with a third party billing company. Also contributing to the decrease was a decrease in rental revenue of $19,151 relating to the partial land sale in the first quarter of 1996.

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

                                    Director

             Name                     Position Held Since
             ----                     -------------------

Morton H. Fleischer                          1993

                                    Officers

                                                                                                 Associated With
                                                                                                      PCMC
               Name                                 Positions Held                                    Since
               ----                                 --------------                                    -----
Morton H. Fleischer                  President and Chief Executive Officer                            1993
John R. Barravecchia                 Executive Vice President, Chief Financial Officer,               1993
                                     Treasurer and Assistant Secretary
Christopher H. Volk                  Executive Vice President, Chief Operating Officer,               1993
                                     Secretary and Assistant Treasurer
Dennis L. Ruben                      Executive Vice President, General Counsel and Assistant          1994
                                     Secretary
Stephen G. Schmitz                   Executive Vice President, Chief Investment Officer and           1995
                                     Assistant Secretary
Catherine F. Long                    Senior Vice President-Finance, Principal Accounting              1993
                                     Officer, Assistant Secretary and Assistant Treasurer

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
                                  Assistant Treasurer

         All of the foregoing directors and executive officers have been elected to serve a one-year term and until their successors are elected and qualified. There are no arrangements or understandings between or among any of the officers or directors and any other person pursuant to which any officer or director was selected as such. There are no family relationships among any directors and officers.

Business Experience

         The business experience during the past five years of each of the above directors and executive officers is as follows:

         Morton H. Fleischer, age 61, has served as a director, President and Chief Executive Officer of PCMC since 1993, and as Chairman of the Board of FFCA Investor Services Corporation 86-B since 1986. Mr. Fleischer also serves as President, Chief Executive Officer and Chairman of the Board of Franchise Finance Corporation of America, a Delaware corporation ("FFCA") having previously served as a director, President and Chief Executive Officer of Franchise Finance Corporation of America I ("FFCA I"), a predecessor of FFCA, from 1980 to 1994. Mr. Fleischer is an individual general partner of the General Partner, and is a general partner (or general partner of a general partner) of the following public limited partnerships: Participating Income Properties II, L.P.; Participating Income Properties III Limited Partnership; and Scottsdale Land Trust Limited Partnership.

         John R. Barravecchia, age 42, has served as President, Secretary and Treasurer of FFCA Investor Services Corporation 86-B since 1990. He has served as Chief Financial Officer of PCMC since 1993 and as Senior Vice President and Treasurer since 1994. In 1995, Mr. Barravecchia was named Executive Vice
President of PCMC. Mr. Barravecchia currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of FFCA and served in various capacities for FFCA I from 1984 to 1994. He was appointed Vice President and Chief Financial Officer of FFCA I in December 1986, and Senior Vice President in October 1989. Mr. Barravecchia was elected as a director of FFCA I in March 1993 and Treasurer in December 1993. Prior to joining FFCA I, Mr. Barravecchia was associated with the international public accounting firm of Arthur Andersen LLP.

         Christopher H. Volk, age 41, has served as Vice President, Assistant Secretary and Assistant Treasurer of FFCA Investor Services Corporation 86-B since 1994, and has served as Secretary of PCMC since 1993 and Senior Vice President-Underwriting and Research since 1994. In 1995, Mr. Volk was named Executive Vice President and Chief Operating Officer of PCMC. Mr. Volk currently serves as Executive Vice President, Chief Operating Officer, Secretary and Assistant Treasurer of FFCA. He joined FFCA I in 1986 and served in various capacities in FFCA I's capital preservation and underwriting areas prior to being named Vice President-Research in October 1989. In December 1993, he was appointed Secretary and Senior Vice President-Underwriting and Research of FFCA I, and he was elected as a director of FFCA I in March 1993. Prior to joining FFCA I, Mr. Volk was employed for six years with the National Bank of Georgia, where his last position was Assistant Vice President and Senior Correspondent Banking Credit Officer. Mr. Volk is a member of the Association for Investment Management and Research and the Phoenix Society of Financial Analysts.

         Dennis L.  Ruben,  age 45,  has  served as Senior  Vice  President  and
General Counsel for PCMC since 1994. Mr. Ruben was named Executive Vice President, General Counsel and Assistant Secretary of PCMC in February 1997. He currently serves in the same capacity for FFCA and served as attorney and counsel for FFCA I from 1991 to 1994. In December 1993, he was appointed Senior Vice President and General Counsel of FFCA I. Prior to joining FFCA I, Mr. Ruben was associated with the law firm of Kutak Rock from 1980 until March 1991. Mr. Ruben became a partner of Kutak Rock in 1984. Mr. Ruben has been admitted to the Iowa, Nebraska and Colorado bars.

         Stephen G. Schmitz, age 43, has served as Senior Vice President-Corporate Finance of PCMC since January 1996. He was named Executive Vice President, Chief Investment Officer and Assistant Secretary of PCMC in February 1997. He currently serves in the same capacity for FFCA. Mr. Schmitz served in various positions as an officer of FFCA I from 1986 to June 1, 1994. Prior to joining FFCA I, Mr. Schmitz was a commercial lender with Mellon Bank in Pittsburgh, where his last position was Vice-President and Section Manager.

         Catherine F. Long, age 41, has served as Vice President-Finance and Principal Accounting Officer of PCMC since 1994, and Vice President from 1993 to 1994. In February 1997 she was named Senior Vice President-Finance of PCMC. She currently serves as Senior Vice President-Finance, Principal Accounting Officer, Assistant Secretary and Assistant Treasurer of FFCA and served as Vice President-Finance of FFCA I from 1990 to 1993. In December 1993, she was appointed Principal Accounting Officer of FFCA I. From December 1978 to May 1990, Ms. Long was associated with the international public accounting firm of Arthur Andersen LLP. Ms. Long is a certified public accountant and is a member of the Arizona Society of Certified Public Accountants.

Compliance with Section 16(a)
of the Securities Exchange Act of 1934

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Co-Registrants during fiscal year 1997 and Forms 5 and amendments thereto furnished to the Co-Registrants with respect to fiscal year ended December 31, 1997 (the "Forms"), and any written representations by the directors and executive officers of FFCA Investor Services Corporation 86-B and PCMC, the Co-Registrants have not identified herein any such person that failed to file on a timely basis the Forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1997.

Item 11. Executive Compensation.

         The Partnership is required to pay an acquisition fee and a subordinated real estate disposition fee to the General Partner, and the General Partner is entitled to receive a share of cash distributions, when and as made to the Holders, a share of profits and losses and a subordinated share of any sale proceeds. Reference is made to Note (1) and Note (5) of the Notes to Consolidated Financial Statements of the Partnership and the Company which are filed with this Report for a description of the fees and distributions paid in 1997.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of March 2, 1998, no person or group was known by the Partnership to own directly or beneficially more than 5% of the outstanding Units of the Partnership.

         The General Partner of the Partnership and its general partners owned no Units as of March 2, 1998. None of the directors and officers of the General Partner's corporate general partner, PCMC, owned any Units as of March 2, 1998. PCMC is owned by Morton H. Fleischer.

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

Item 13. Certain Relationships and Related Transactions.

         Since the beginning of the Co-Registrants' last fiscal year, there have been no significant transactions or business relationships among the Co-Registrants, the Company, and PCMC or their affiliates or their management, other than as described in Items 1, 10 and 11 above.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      The following documents are filed as part of this Report:

         1.       Financial Statements.

                  The Partnership and the Company

                  Report of independent public accountants
                  Consolidated Balance Sheets as of December 31, 1997
                    and 1996
                  Consolidated Statements of Income for the years
                    ended December 31, 1997, 1996 and 1995
                  Consolidated Statements of Changes In Partners' Capital for
                    the years ended December 31, 1997, 1996 and 1995
                  Consolidated Statements of Cash Flows for the years
                    ended December 31, 1997, 1996 and 1995
                  Notes to Consolidated Financial Statements

                  FFCA Investor Services Corporation 86-B

                  Report of independent public accountants
                  Balance Sheet as of December 31, 1997
                  Notes to Balance Sheet

         2.       Financial Statement Schedules.

                  Schedule III-Schedule of Real Estate and Accumulated
                    Depreciation as of December 31, 1997

                  All other  schedules  are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

         3.       Exhibits.

                  The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

                  99. Annual Portfolio Valuation of Cushman & Wakefield as of December 31, 1997.

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

                                                                                       1986 Form 10-K
                                                                                         Exhibit No.
                                                                                         -----------

                           Depositary Agreement of the Partnership.                          3-C

                           The  Certificate of  Incorporation  which governs                 3-D
                           FFCA  Investor  Services  Corporation  86-B, as filed
                           with the  Secretary  of State of Delaware on June 23,
                           1986.

                           Bylaws of FFCA Investor Services
                           Corporation 86-B.                                                 3-E

                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended, the following document, filed with the Securities and Exchange Commission on October 8, 1986 as
                  Exhibit 10(e) to the Co-Registrants' Registration Statement on Form S-11, Registration No.
                  33-7502, is incorporated herein by this reference.

                           Operating Agreement, dated October 7, 1986, by and among FFCA Management Company, L.P., FFCA/PIP 1986 Property Company, Flying J Inc. and Flying J Franchise Inc.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Co-Registrants during the last quarter of the fiscal year ended December 31, 1997.

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

                                      PARTICIPATING INCOME PROPERTIES 1986, L.P.

                                      By:   FFCA MANAGEMENT COMPANY
                                            LIMITED PARTNERSHIP, General Partner


Date:  March 27, 1998                       By /s/ Morton H. Fleischer
                                               ---------------------------------
                                               Morton H. Fleischer,
                                               General Partner

                                      By:   PERIMETER CENTER MANAGEMENT
                                            COMPANY, Corporate General Partner


Date:  March 27, 1998                       By /s/ Morton H. Fleischer
                                               ---------------------------------
                                               Morton H. Fleischer,
                                               President and Chief Executive
                                               Officer


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



Date:  March 27, 1998                 By /s/ Morton H. Fleischer
                                         ---------------------------------------
                                         Morton H. Fleischer, President, Chief
                                         Executive Officer and Director


Date:  March 27, 1998                 By /s/ John Barravecchia
                                         ---------------------------------------
                                         John Barravecchia, Executive Vice
                                         President, Chief Financial Officer,
                                         Treasurer and Assistant Secretary

Date:  March 27, 1998                 By /s/ Catherine F. Long
                                         ---------------------------------------
                                         Catherine F. Long, Senior Vice
                                         President-Finance, Principal Accounting
                                         Officer, Assistant Secretary and
                                         Assistant Treasurer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FFCA INVESTOR SERVICES CORPORATION 86-B


Date:  March 27, 1998                 By /s/ Morton H. Fleischer
                                         ---------------------------------------
                                         Morton H. Fleischer, Sole Director


Date:  March 27, 1998                 By /s/ John Barravecchia
                                         ---------------------------------------
                                         John Barravecchia, President,
                                         Secretary, Treasurer, Principal
                                         Financial Officer and Principal
                                         Accounting Officer

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Participating Income Properties 1986, L.P.:

We have audited the accompanying consolidated balance sheets of PARTICIPATING INCOME PROPERTIES 1986, L.P. (a Delaware limited partnership) and affiliate as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the partnership's general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Participating Income Properties 1986, L.P. and affiliate as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP


Phoenix, Arizona,
  January 6, 1998, (except with respect to the matter discussed in Note 6, as to which the date is February 3, 1998).

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996
            --------------------------------------------------------

                                                                1997                  1996
                                                          ----------------      ----------------
                                     ASSETS
                                     ------
CASH AND CASH EQUIVALENTS                                     $  2,402,680          $  2,346,371

RECEIVABLES FROM LESSEES                                           161,608               149,803

SECURED NOTES RECEIVABLE                                           100,569               131,323

PROPERTY SUBJECT TO OPERATING LEASES (Note 3)                   24,815,472            26,131,515
                                                              ------------          ------------

                  Total assets                                $ 27,480,329          $ 28,759,012
                                                              ============          ============


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                      $  1,366,497          $  1,321,426

PAYABLE TO GENERAL PARTNER                                            -                   10,304

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                            52,297                49,704

RENTAL DEPOSITS                                                    114,400               114,400
                                                              ------------          ------------

                  Total liabilities                              1,533,194             1,495,834
                                                              ------------          ------------

MINORITY INTEREST (Note 1)                                         (16,239)              (14,923)
                                                              ------------          ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                             (171,205)             (158,058)
      Limited partners                                          26,134,579            27,436,159
                                                              ------------          ------------

                  Total partners' capital                       25,963,374            27,278,101
                                                              ------------          ------------

                  Total liabilities and partners' capital     $ 27,480,329          $ 28,759,012
                                                              ============          ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------

                                                     1997                    1996                  1995
                                                  ----------              ----------            ----------
REVENUES:
      Rental                                      $4,288,989              $4,295,373            $4,314,524
      Participating rentals                        1,897,489               1,818,632             1,894,911
      Interest and other                             110,695                  99,868               197,275
      Gain on sale of property                           -                    75,958               157,286
                                                  ----------              ----------            ----------

                                                   6,297,173               6,289,831             6,563,996
                                                 -----------             -----------           -----------

EXPENSES:
      General partner fees  (Note 5)                 549,359                 543,553               558,712
      Depreciation                                 1,316,043               1,559,843             1,863,412
      Operating                                      186,938                 168,215               192,484
                                                  ----------              ----------            ----------

                                                   2,052,340               2,271,611             2,614,608
                                                  ----------              ----------            ----------

MINORITY INTEREST IN INCOME  (Note 1)                  4,930                   4,702                 4,608
                                                  ----------              ----------            ----------

NET INCOME                                        $4,239,903              $4,013,518            $3,944,780
                                                  ==========              ==========            ==========


NET INCOME ALLOCATED TO  (Note 1):
      General partner                             $   42,399              $   40,135            $   39,448
      Limited partners                             4,197,504               3,973,383             3,905,332
                                                  ----------              ----------            ----------

                                                  $4,239,903              $4,013,518            $3,944,780
                                                  ==========              ==========            ==========

NET INCOME PER LIMITED PARTNERSHIP
      UNIT  (based on 51,687 units held by
      limited partners)                               $81.21                  $76.87                $75.56
                                                  ==========              ==========            ==========

              The accompanying notes are an integral part of these
                            consolidated statements.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------

                                                               General              Limited
                                                               Partner              Partners                Total
                                                              ---------            -----------            -----------
BALANCE,  December 31, 1994                                   $(126,190)           $32,641,111            $32,514,921

      Net income                                                 39,448              3,905,332              3,944,780

      Distributions to partners,
           cash from operations                                 (56,492)            (5,592,710)            (5,649,202)


      Return of capital to limited partners (Note 1)              -                 (2,050,000)            (2,050,000)
                                                              ---------            -----------            -----------

BALANCE,  December 31, 1995                                    (143,234)            28,903,733             28,760,499

      Net income                                                 40,135              3,973,383              4,013,518

      Distributions to partners,
           cash from operations                                 (54,959)            (5,440,957)            (5,495,916)
                                                              ---------            -----------            -----------

BALANCE,  December 31, 1996                                    (158,058)            27,436,159             27,278,101

      Net income                                                 42,399              4,197,504              4,239,903

      Distributions to partners,
           cash from operations                                 (55,546)            (5,499,084)            (5,554,630)
                                                              ---------            -----------            -----------

BALANCE,  December 31, 1997                                   $(171,205)           $26,134,579            $25,963,374
                                                              =========            ===========            ===========

              The accompanying notes are an integral part of these
                            consolidated statements.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------

                                                                             1997            1996             1995
                                                                         -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 4,239,903      $ 4,013,518      $ 3,944,780
    Adjustments to net income:
        Depreciation                                                       1,316,043        1,559,843        1,863,412
        Gain on sale of property                                                -             (75,958)        (157,286)
        Minority interest in income                                            4,930            4,702            4,608
        Change in assets and liabilities:
          Decrease (increase) in receivables from lessees                    (11,805)          (5,620)          10,817
          Increase (decrease) in payable to general partner                  (10,304)          (7,401)          17,705
          Increase (decrease) in accounts payable
             and accrued liabilities                                           2,593          (11,384)         (49,309)
                                                                         -----------      -----------      -----------

             Net cash provided by operating activities                     5,541,360        5,477,700        5,634,727
                                                                         -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                              -             811,441          207,818
    Principal collections on secured notes receivable                         30,754           26,588            7,412
                                                                         -----------      -----------      -----------

             Net cash provided by investing activities                        30,754          838,029          215,230
                                                                         -----------      -----------      -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Partner distributions declared (Note 1)                               (5,554,630)      (5,495,916)      (5,649,202)
    Return of capital to limited partners declared (Note 1)                     -                -          (2,050,000)
    Increase (decrease) in distribution payable                               45,071       (2,117,230)       2,072,402
    Distributions to minority interest                                        (6,246)          (6,189)          (6,312)
                                                                         -----------      -----------      -----------

             Net cash used in financing activities                        (5,515,805)      (7,619,335)      (5,633,112)
                                                                         -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                          56,309       (1,303,606)         216,845

CASH AND CASH EQUIVALENTS, beginning of year                               2,346,371        3,649,977        3,433,132
                                                                         -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                   $ 2,402,680      $ 2,346,371      $ 3,649,977
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

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                           December 31, 1997 and 1996
                           --------------------------

1)  ORGANIZATION:
    -------------

         Participating Income Properties 1986, L.P. (the Partnership) was formed on June 23, 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership invests as a co-general partner with Perimeter Center Management Company (PCMC) in FFCA/PIP 1986 Property Company, a Delaware general partnership (the Property Company). The general partner of the Partnership is FFCA Management Company Limited Partnership (the General Partner) of which PCMC is a general partner. The Property Company was organized to purchase new and existing "Flying J Travel Plaza" facilities, including land, buildings and equipment to be leased on a net basis to Flying J Inc. and certain franchisees of Flying J Franchise Inc. At December 31, 1997 and 1996, eight of the eleven travel plazas owned by the Partnership were leased to CFJ Properties (CFJ), an affiliate of Flying J Inc., one of the travel plazas was leased to Flying J Inc. and the remaining two were leased to franchisees that operate Flying J Travel Plazas. "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. The Partnership and the Property Company will expire December 31, 2029 and 2028, respectively, or sooner, in accordance with the terms of their respective agreements.

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

         Cash Distributions: All cash from operations, as defined, after payment of fees to the General Partner is allocated 99% to the limited partners and 1% to the General Partner. Cash proceeds from the sale of property are not considered cash from operations but, when distributed, represent a partial return of the limited partners' initial $1,000 per unit capital contribution. There has been one such distribution to date, therefore, the limited partner Adjusted Capital Contribution, as defined in the Partnership agreement, at December 31, 1997 is $960.34 per unit.

         The following is a reconciliation of net income to cash distributions from operations as defined in the Partnership agreement:

                                                       1997                   1996                  1995
                                                     ----------            ----------            ----------
         Net income                                  $4,239,903            $4,013,518            $3,944,780
         Adjustments to reconcile net income to
             cash distributions declared:
                Depreciation                          1,316,043             1,559,843             1,863,412
                Gain on sale of property                   -                  (75,958)             (157,286)
                Change in minority interest              (1,316)               (1,487)               (1,704)
                                                     ----------            ----------            ----------

                   Cash distributions declared
                      from operations                $5,554,630            $5,495,916            $5,649,202
                                                     ==========            ==========            ==========

         The Property Company agreement provides for allocation of profits and losses and cash distributions among its partners as follows:

         Profits and Losses: Allocated 99.9% to the Partnership and .1% to PCMC. Cash Distributions: All cash from operations, as defined, is allocated 99.9% to the Partnership and .1% to PCMC.

2)  SIGNIFICANT ACCOUNTING POLICIES:
    --------------------------------

         Consolidation and Financial Statements - The accompanying consolidated financial statements include the accounts of the Partnership and the Property Company in which the Partnership holds a substantial interest, as discussed in
Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared on the accrual basis of accounting. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

         Cash and Cash Equivalents - Investment securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents include United States Treasury securities of $2,091,603 and $2,210,317 at December 31, 1997 and 1996,
respectively. Short-term investments are recorded at cost plus accrued interest, which approximates market value.

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

3)  PROPERTY SUBJECT TO OPERATING LEASES:
    -------------------------------------

         The following is an analysis of the Partnership's investment, at cost, in property subject to operating leases by major class at December 31, 1997 and 1996:
                                                1997              1996
                                            ------------      ------------
         Land                               $  6,773,272      $  6,773,272
         Buildings                            29,669,322        29,669,322
         Equipment                               626,781           626,781
                                            ------------      ------------
                                              37,069,375        37,069,375
         Less - Accumulated depreciation      12,253,903        10,937,860
                                            ------------      ------------

                                             $24,815,472       $26,131,515
                                            ============      ============

         Lease agreements provide for monthly base rentals equal to a percentage of the property's cost. As additional rent, the Property Company receives a portion of the operating revenues of the lessee equal to a percentage of gross receipts (participating rentals) from travel plaza facilities and fuel sales. The terms of the leases are eight years for equipment and 20 years for land and buildings. Generally, the lessee has the option to purchase equipment (at fair market value) at the end of the lease term and land and buildings (at the greater of fair market value or cost) at any time after the first ten years of the lease. Of the two equipment leases remaining at December 31, 1997, one will expire in 1998 and the other lease is not subject to a purchase option. During the year ended December 31, 1997, CFJ and Flying J Inc., accounting for 88% of total rental and participating rental revenue, operated a total of nine Partnership properties in Idaho, Montana, California, Arizona, Iowa, Missouri,

Texas and Wyoming. The Partnership is the beneficiary of a letter of credit from CFJ in the amount of $634,300 to be used as security for CFJ's lease payments.

         Minimum  future  rentals   (excluding   participating   rentals)  under
noncancellable operating leases as of December 31, 1997, are as follows:

         Year Ending December 31,
         ------------------------
         1998                                                $  4,289,000
         1999                                                   4,289,000
         2000                                                   4,289,000
         2001                                                   4,289,000
         2002                                                   4,289,000
         Thereafter                                            22,504,000
                                                             ------------

         Total minimum future rentals                         $43,949,000
         ====                                                ============

         The General Partner, the Property Company, Flying J Inc. and Flying J Franchise Inc. have entered into an operating agreement. In the event of a default in the payment of any amount due and payable under the lease agreements, and upon the General Partner's written request and delivery of the defaulting lessee's property to Flying J Inc., Flying J Inc. has agreed to operate such defaulted lessee's property for the maximum potential lease term.

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

         The following is a reconciliation of net income for financial reporting purposes to income reported for Federal income tax purposes for the years ended December 31, 1997, 1996 and 1995:

                                                                  1997                  1996                  1995
                                                               ----------            ----------            ----------
         Net income for financial reporting purposes           $4,239,903            $4,013,518            $3,944,780
         Differences for tax purposes in:
             Depreciation                                         554,950               765,189               965,142
             Gain on sale and other                                -                     17,534              (375,409)
                                                               ----------            ----------            ----------

         Taxable income to partners                            $4,794,853            $4,796,241            $4,534,513
                                                               ==========            ==========            ==========

For Federal income tax reporting purposes, taxable income to partners is reported on the accrual basis of accounting and is classified as ordinary income.

         At December 31, 1997, the tax bases of the Partnership's assets and liabilities exceed the amounts recorded for financial reporting purposes by $4,688,426. This difference results primarily from the use of different depreciation methods for financial reporting and tax reporting purposes.

5)  TRANSACTIONS WITH RELATED PARTIES:
    ----------------------------------

         Under the terms of the Partnership agreement, the General Partner is entitled to compensation for certain services performed in connection with managing the affairs of the Partnership. During 1997, 1996 and 1995, fees paid to the General Partner were as follows:

                                      1997            1996           1995
                                    --------        --------       --------

         Disbursable cash fee       $549,359        $543,553       $558,712
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

         An affiliate of the General Partner incurs expenses on behalf of the Partnership for maintenance of the books and records and for computer, investor and legal services performed for the Partnership. These expenses are reimbursable in accordance with the Partnership agreement and are less than the amount which the Partnership would have paid to independent parties for comparable services. The Partnership reimbursed the affiliate $35,018 in 1997, $30,001 in 1996 and $29,301 in 1995 for such expenses.

6) SUBSEQUENT EVENT - POSSIBLE SALE OF SUBSTANTIALLY ALL ASSETS:
   -------------------------------------------------------------

         On February 2, 1998, the Partnership entered into a letter of intent with Flying J. Inc. to sell substantially all of the Partnership's assets for cash of approximately $52 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Partnership and the approval, by vote, of a majority of the limited partner interests. In accordance with the partnership agreement, sale of substantially all of the assets will result in dissolution of the partnership and liquidation of remaining Partnership assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

         The negotiated sale price of approximately $52 million, net of book value of the assets to be sold, would have resulted in an estimated gain of $27 million had the proposed sale taken place at December 31, 1997. Subsequent to the proposed asset sale and conversion of other Partnership assets into cash upon liquidation, a liquidating cash distribution will be made to investors in accordance with the Partnership agreement. Had the sale (as proposed) occurred at December 31, 1997, it is estimated that the liquidating cash distribution would have been in the range of $965 to $990 per limited partnership unit. The actual liquidating distribution to be received by investors will depend upon the actual date and terms of the sale and the actual costs of liquidating the Partnership.

                                                                    SCHEDULE III

            PARTICIPATION INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------

                             AS OF DECEMBER 31, 1997
                             -----------------------

                                              Initial Cost to Partnership and
                                             Gross Amount at December 31, 1997
                                   ------------------------------------------------------

    Travel Plaza Location             Land        Buildings      Equipment       Total
    ---------------------          ----------    -----------     ---------    -----------

ELOY,               ARIZONA        $  458,740    $ 3,558,260     $    --      $ 4,017,000
THOUSAND PALMS,     CALIFORNIA        809,050      2,757,950          --        3,567,000
BOISE,              IDAHO           1,007,082      1,213,244          --        2,220,326
POST FALLS,         IDAHO             351,320      1,818,680          --        2,170,000
CLIVE,              IOWA              307,250      6,191,750          --        6,499,000
TRUXTON,            MISSOURI          403,600      3,803,400          --        4,207,000
BUTTE,              MONTANA           242,710      1,631,290       259,000      2,133,000
AMARILLO,           TEXAS           1,326,000      2,814,000          --        4,140,000
ELLENSBURG,         WASHINGTON        533,040      1,266,113          --        1,799,153
EVANSTON,           WYOMING           622,640      1,188,475       367,781      2,178,896
CHEYENNE,           WYOMING           711,840      3,426,160          --        4,138,000
                                   ----------    -----------     ---------    -----------

                       TOTAL       $6,773,272    $29,669,322     $ 626,781    $37,069,375
                                   ==========    ===========     =========    ===========

                                           Accumulated Depreciation
                                   -----------------------------------------
                                                                                    Date
    Travel Plaza Location           Buildings       Equipment       Total         Acquired
    ---------------------          -----------      ---------    -----------     ----------

ELOY,               ARIZONA        $ 1,396,123      $    --      $ 1,396,123     Aug.  1988
THOUSAND PALMS,     CALIFORNIA       1,091,689           --        1,091,689     July  1988
BOISE,              IDAHO              556,070           --          556,070     Jan.  1987
POST FALLS,         IDAHO              833,562           --          833,562     Jan.  1987
CLIVE,              IOWA             2,450,901           --        2,450,901     July  1988
TRUXTON,            MISSOURI         1,505,513           --        1,505,513     July  1988
BUTTE,              MONTANA            676,609        233,099        909,708     July  1987
AMARILLO,           TEXAS              991,571           --          991,571     June  1988
ELLENSBURG,         WASHINGTON         509,575           --          509,575     Sept. 1987
EVANSTON,           WYOMING            297,119        367,781        664,900     Dec.  1987*
CHEYENNE,           WYOMING          1,344,291           --        1,344,291     Aug.  1988
                                   -----------      ---------    -----------

                       TOTAL       $11,653,023      $ 600,880    $12,253,903
                                   ===========      =========    ===========

* Restaurant reconstructed during 1991

         SCHEDULE III
                                                                     Page 2 of 2

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------

                             AS OF DECEMBER 31, 1997
                             -----------------------

NOTES:

(1)      There are no encumbrances on properties.

(2) Cost for Federal income tax purposes is the same as cost for financial reporting purposes.

(3) All buildings and equipment are depreciated over estimated useful lives of 24 and eight years, respectively. Substantially all of the buildings and equipment were purchased as new properties.

(4) Transactions in real estate, equipment and accumulated depreciation during 1997, 1996 and 1995 are summarized as follows:

                                                              Accumulated
                                                Cost          Depreciation
                                             -----------      ------------

         Balance, December 31, 1994          $42,845,802       $12,440,927
                Cost of equipment sold        (2,185,260)       (2,070,638)
                Depreciation expense                -            1,863,412
                                             -----------       -----------

         Balance, December 31, 1995           40,660,542        12,233,701
                Cost of land sold               (248,645)             -
                Cost of equipment sold        (3,342,522)       (2,855,684)
                Depreciation expense                -            1,559,843
                                             -----------       -----------

         Balance, December 31, 1996           37,069,375        10,937,860
                Depreciation expense                -            1,316,043
                                             -----------       -----------

         Balance, December 31, 1997          $37,069,375       $12,253,903
                                             ===========       ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To FFCA Investor Services Corporation 86-B:

We have audited the accompanying balance sheet of FFCA INVESTOR SERVICES CORPORATION 86-B (a Delaware corporation) as of December 31, 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of FFCA Investor Services Corporation 86-B as of December 31, 1997, in conformity with generally accepted accounting principles.


                                    ARTHUR ANDERSEN LLP



Phoenix, Arizona,
     January 6, 1998.

                     FFCA INVESTOR SERVICES CORPORATION 86-B
                     ---------------------------------------


                        BALANCE SHEET - DECEMBER 31, 1997
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

                     FFCA INVESTOR SERVICES CORPORATION 86-B
                     ---------------------------------------


                             NOTES TO BALANCE SHEET
                             ----------------------

                                DECEMBER 3l, l997
                                -----------------


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

                   PARTICIPATING INCOME PROPERTIES 1986, L.P.
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 86-B

                        --------------------------------

                                  Exhibit Index

         The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

                        --------------------------------

                                                                    Sequentially
                                     Exhibit                       Numbered Page
                                     -------                       -------------

                  99.      Annual Portfolio Valuation of Cushman
                           & Wakefield as of December 31, 1997.

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

                                                                                       1986 Form 10-K
                                                                                         Exhibit No.
                                                                                         -----------
                           Depositary Agreement of the Partnership.                          3-C

                           The Certificate of Incorporation which governs                    3-D
                           FFCA Investor Services Corporation 86-B, as filed
                           with the  Secretary  of State of Delaware on June 23,
                           1986.

                           Bylaws of FFCA Investor Services Corporation 86-B.                3-E

                  Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following document, filed with the Securities and Exchange Commission on October 8, 1986 as Exhibit 10(e) to the Co-Registrants' Registration Statement on Form S-11, Registration No. 33-7502, is incorporated herein by this reference.

                           Operating Agreement, dated October 7, 1986, by and among FFCA Management Company, L.P., FFCA/PIP 1986 Property Company, Flying J Inc. and Flying J Franchise Inc.