Form 10-Q
period 1998-03-31
PARTICIPATING INCOME PROPERTIES 1986 LP; FFCA INVESTOR SERVICES CORP 86-B
filed 1998-05-11
CIK 797977, 797978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1998
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

                             Commission file number
                                     0-16720

                   PARTICIPATING INCOME PROPERTIES 1986, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 86-B
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                           86-0570015
--------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

          Delaware                                           86-0557949
--------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                     85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


Co-Registrants' telephone number including area code       (602) 585-4500
                                                    ----------------------------

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


                              Yes   X      No
                                  -----       -----

PART 1 - FINANCIAL INFORMATION
     Item l.  Financial Statements.
     ------   --------------------


            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                              March 31,     December 31,
                                                                1998            1997
                                                            ------------    ------------
                                         ASSETS
                                         ------

CASH AND CASH EQUIVALENTS                                   $  5,786,675    $  2,402,680

RECEIVABLES FROM LESSEES                                         151,608         161,608

SECURED NOTES RECEIVABLE                                          92,390         100,569

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                                     5,766,190       6,773,272
      Buildings                                               28,456,079      29,669,322
      Equipment                                                  626,781         626,781
                                                            ------------    ------------
                                                              34,849,050      37,069,375
      Less - Accumulated depreciation                         11,994,561      12,253,903
                                                            ------------    ------------

                                                              22,854,489      24,815,472
                                                            ------------    ------------

                  Total assets                              $ 28,885,162    $ 27,480,329
                                                            ============    ============


                           LIABILITIES AND PARTNERS' CAPITAL
                           ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                    $  4,730,901    $  1,366,497

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                          53,707          52,297

PAYABLE TO GENERAL PARTNER (Note 1)                              101,574            --

RENTAL DEPOSITS                                                  114,400         114,400
                                                            ------------    ------------

                  Total liabilities                            5,000,582       1,533,194
                                                            ------------    ------------

MINORITY INTEREST                                                (14,815)        (16,239)
                                                            ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                           (157,986)       (171,205)
      Limited partners                                        24,057,381      26,134,579
                                                            ------------    ------------

                  Total partners' capital                     23,899,395      25,963,374
                                                            ------------    ------------

                  Total liabilities and partners' capital   $ 28,885,162    $ 27,480,329
                                                            ============    ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                            1998         1997
                                                         ----------   ----------
REVENUES:
      Rental                                             $1,037,825   $1,072,247
      Participating rentals                                 460,326      413,241
      Interest and other                                     47,544       26,152
      Gain on sale of property                            1,725,741         --
                                                         ----------   ----------

                                                          3,271,436    1,511,640
                                                         ----------   ----------

EXPENSES:
      General partner fees (Note 1)                         235,910      131,523
      Depreciation                                          300,940      329,134
      Operating                                              51,537       48,777
                                                         ----------   ----------

                                                            588,387      509,434
                                                         ----------   ----------

MINORITY INTEREST IN INCOME                                   2,957        1,168
                                                         ----------   ----------

NET INCOME                                               $2,680,092   $1,001,038
                                                         ==========   ==========

NET INCOME ALLOCATED TO:
      General partner                                    $   26,801   $   10,010
      Limited partners                                    2,653,291      991,028
                                                         ----------   ----------

                                                         $2,680,092   $1,001,038
                                                         ==========   ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT
      (based on 51,687 units held by limited partners)   $    51.33   $    19.17
                                                         ==========   ==========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)


                                                     Limited Partners
                                  General      ---------------------------
                                  Partner         Number                         Total
                                  Amount         of Units        Amount          Amount
                               ------------    ------------   ------------    ------------

BALANCE, December 31, 1997     $   (171,205)         51,687   $ 26,134,579    $ 25,963,374

   Net income                        26,801            --        2,653,291       2,680,092

   Distribution to partners,
      cash from operations          (13,582)           --       (1,344,705)     (1,358,287)

Return of capital to
      limited partners                 --              --       (3,385,784)     (3,385,784)
                               ------------    ------------   ------------    ------------

BALANCE, March 3l, 1998        $   (157,986)         51,687   $ 24,057,381    $ 23,899,395
                               ============    ============   ============    ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                            1998           1997
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                          $ 2,680,092    $ 1,001,038
    Adjustments to net income:
      Depreciation                                          300,940        329,134
      Gain on sale of property                           (1,725,741)          --
      Minority interest in income                             2,957          1,168
      Change in assets and liabilities:
        Decrease in receivables from lessees                 10,000          5,106
        Increase in payable to general partner              101,574          4,517
        Increase (decrease) in accounts payable
          and accrued liabilities                             1,410         (2,086)
                                                        -----------    -----------

          Net cash provided by operating activities       1,371,232      1,338,877
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                        3,385,784           --
    Principal collections on secured notes receivable         8,179          7,403
                                                        -----------    -----------

          Net cash provided by investing activities       3,393,963          7,403
                                                        -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Partner distributions declared                       (1,358,287)    (1,329,843)
    Return of capital to limited partners declared       (3,385,784)          --
    Increase (decrease) in distribution payable           3,364,404         (4,575)
    Distribution to minority interest                        (1,533)        (1,497)
                                                        -----------    -----------

          Net cash used in financing activities          (1,381,200)    (1,335,915)
                                                        -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 3,383,995         10,365

CASH AND CASH EQUIVALENTS, beginning of period            2,402,680      2,346,371
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                $ 5,786,675    $ 2,356,736
                                                        ===========    ===========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

                    Note to Consolidated Financial Statements
                    -----------------------------------------

                                 March 31, 1998
                                 --------------



1)    TRANSACTIONS WITH RELATED PARTIES:
      ---------------------------------

         A subordinated real estate disposition fee equal to three percent of the selling price on the disposition of any real property (subject to certain limitations) is payable to FFCA Management Company Limited Partnership (the general partner of Participating Income Properties 1986, L.P. (the Partnership)) only after the limited partners have received an amount equal to their Adjusted Capital Contribution, as defined, and a cumulative, non-compounded return of 10% per annum on their Adjusted Capital Contribution. A subordinated real estate disposition fee amounting to $101,574 has been accrued by the Partnership representing three percent of the selling price of the Boise Idaho travel plaza, which was sold in February 1998 for a cash sales price of $3,385,784.

PART I  -  FINANCIAL INFORMATION
--------------------------------


Item 2.         Management's Discussion and Analysis of
------          Financial Condition and Results of Operations
                ---------------------------------------------

      As of March 31, 1998, Participating Income Properties 1986, L.P., a Delaware limited partnership, (the Registrant), had received $51,687,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $45,232,790. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on April 16, 1987, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in eleven travel plaza properties by September 1988 and does not anticipate any further capital expenditures.

      On February 2, 1998, the Registrant entered into a letter of intent with Flying J. Inc. to sell substantially all of the Registrant's assets for cash of approximately $52 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Registrant and the approval, by vote, of a majority of the limited partner interests. In accordance with the partnership agreement, sale of substantially all of the assets will result in dissolution of the Registrant and liquidation of remaining Registrant assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated. The limited partners will receive a proxy statement containing a complete description of the transaction when the sale and financing agreements are finalized.

      In February 1998, the Registrant sold the Boise, Idaho travel plaza (the Boise Plaza) to CFJ Properties for a cash sales price of $3,385,784. The above-negotiated sale price of approximately $52 million originally included the Boise Plaza and since this travel plaza was sold, the $52 million sale price will be reduced by approximately $3.4 million. Proceeds from the Boise Plaza sale were $65.50 per limited partnership unit and will be distributed to the limited partners in April 1998 as a partial return of their adjusted capital contribution. The Registrant accrued a subordinated real estate disposition fee equal to three percent of the selling price of the Boise, Idaho travel plaza (amounting to $101,574) payable to the general partner of the Registrant.

      The Registrant also declared a cash distribution from operations to the limited partners of $1,344,705 for the quarter ended March 31, 1998 (the period). During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      Total revenues during the period increased $1,759,796 primarily due to the gain on the sale of the Boise, Idaho travel plaza of $1,725,741. Proceeds from the sale generated a higher average cash balance during the period which resulted in an increase in interest and other income of $21,392 over the comparable period in 1997. During the period, base rental revenue from the travel plaza leases decreased to $1,037,825 from the prior period amount of $1,072,247 due to the February 1998 sale of the Boise, Idaho travel plaza. The Registrant received or accrued participating rentals of $460,326 for the period representing an increase over participating rentals of $413,241 for the comparable period of the prior year. On June 1, 1996, CFJ Properties (a lessee of the Registrant's travel plazas) curtailed its relationship with a large third party billing company for the trucking industry. The billing company requested changes to its contract that were unacceptable to CFJ Properties' management due to the significant long-term ramifications of the proposed change on CFJ Properties' future business. This resulted in reduced volume and margins, which contributed to low participating rental revenues in the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1998. For the quarter ended March 31, 1998, total expenses increased by $78,953 primarily due to the accrual of the general partner's subordinated disposition fee described above, offset by a decrease in depreciation expense related to the sale of travel plaza property.

      The increase in total assets reflected in the Registrant's financial statements filed with this Report is mainly attributable to the cash proceeds received from the sale of the Boise, Idaho travel plaza (in excess if its depreciated cost) being held in temporary investment securities pending distribution to the limited partners.

      In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

                     FFCA INVESTOR SERVICES CORPORATION 86-B
                     ---------------------------------------


                         BALANCE SHEET - MARCH 31, 1998
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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                           PARTICIPATING INCOME PROPERTIES 1986, L.P.

                           By FFCA MANAGEMENT COMPANY LIMITED
                              PARTNERSHIP
                              General Partner


                           By PERIMETER CENTER MANAGEMENT COMPANY
                              Corporate General Partner




Date: May 11, 1998                By /s/ John Barravecchia
                              --------------------------------------------------
                              John Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FFCA INVESTOR SERVICES CORPORATION 86-B




Date: May 11, 1998             By /s/ John Barravecchia
                           -----------------------------------------------------
                           John Barravecchia, President