Form 10-Q
period 1998-06-30
PARTICIPATING INCOME PROPERTIES 1986 LP; FFCA INVESTOR SERVICES CORP 86-B
filed 1998-08-06
CIK 797977, 797978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1998
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                                      -------------------    -------------------

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


                               Yes  X        No
                                   ---          ---

PART 1 - FINANCIAL INFORMATION

  Item l.  Financial Statements.
  -------  ---------------------

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                              June 30,      December 31,
                                                                1998            1997
                                                            ------------    ------------
                                         ASSETS
                                         ------

CASH AND CASH EQUIVALENTS                                   $  2,354,699    $  2,402,680

RECEIVABLES FROM LESSEES                                         157,000         161,608

SECURED NOTES RECEIVABLE                                          84,729         100,569

DEFERRED COSTS                                                    13,146            --

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                                     5,766,190       6,773,272
      Buildings                                               28,456,079      29,669,322
      Equipment                                                  626,781         626,781
                                                            ------------    ------------
                                                              34,849,050      37,069,375
      Less - Accumulated depreciation                         12,291,288      12,253,903
                                                            ------------    ------------

                                                              22,557,762      24,815,472
                                                            ------------    ------------

                  Total assets                              $ 25,167,336    $ 27,480,329
                                                            ============    ============


                           LIABILITIES AND PARTNERS' CAPITAL
                           ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                    $  1,319,539    $  1,366,497

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                          43,969          52,297

PAYABLE TO GENERAL PARTNER (Note 1)                              101,574            --

RENTAL DEPOSITS                                                  114,400         114,400
                                                            ------------    ------------

                  Total liabilities                            1,579,482       1,533,194
                                                            ------------    ------------

MINORITY INTEREST                                                (15,112)        (16,239)
                                                            ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                           (160,949)       (171,205)
      Limited partners                                        23,763,915      26,134,579
                                                            ------------    ------------

                  Total partners' capital                     23,602,966      25,963,374
                                                            ------------    ------------

                  Total liabilities and partners' capital   $ 25,167,336    $ 27,480,329
                                                            ============    ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                            Three Months   Three Months   Six Months   Six Months
                                                Ended          Ended         Ended        Ended
                                               6/30/98        6/30/97       6/30/98      6/30/97
                                            ------------   ------------   ----------   ----------
REVENUES:
      Rental                                 $  994,100     $1,072,248    $2,031,925   $2,144,495
      Participating rentals                     485,184        478,870       945,510      892,111
      Interest and other                         34,896         28,480        82,440       54,632
      Gain on sale of property                     --             --       1,725,741         --
                                             ----------     ----------    ----------   ----------

                                              1,514,180      1,579,598     4,785,616    3,091,238
                                             ----------     ----------    ----------   ----------

EXPENSES:
      General partner fees                      131,771        138,432       367,681      269,955
      Depreciation                              296,727        329,134       597,667      658,268
      Operating                                  48,540         39,899       100,077       88,676
                                             ----------     ----------    ----------   ----------

                                                477,038        507,465     1,065,425    1,016,899
                                             ----------     ----------    ----------   ----------

MINORITY INTEREST
      IN INCOME                                   1,215          1,232         4,172        2,400
                                             ----------     ----------    ----------   ----------

NET INCOME                                   $1,035,927     $1,070,901    $3,716,019   $2,071,939
                                             ==========     ==========    ==========   ==========


NET INCOME ALLOCATED TO:
      General partner                        $   10,359     $   10,709    $   37,160   $   20,719
      Limited partners                        1,025,568      1,060,192     3,678,859    2,051,220
                                             ----------     ----------    ----------   ----------

                                             $1,035,927     $1,070,901    $3,716,019   $2,071,939
                                             ==========     ==========    ==========   ==========


NET INCOME PER LIMITED
    PARTNERSHIP UNIT (based on
    51,687 units held by limited partners)   $    19.84     $    20.51    $    71.18   $    39.69
                                             ==========     ==========    ==========   ==========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)

                                                        Limited Partners
                                     General      ---------------------------
                                     Partner         Number                         Total
                                     Amount         of Units        Amount          Amount
                                  ------------    ------------   ------------    ------------

BALANCE, December 31, 1997        $   (171,205)         51,687   $ 26,134,579    $ 25,963,374

      Net income                        37,160            --        3,678,859       3,716,019

      Distribution to partners,
          cash from operations         (26,904)           --       (2,663,739)     (2,690,643)

      Return of capital to
          limited partners                --              --       (3,385,784)     (3,385,784)
                                  ------------    ------------   ------------    ------------

BALANCE, June 30, 1998            $   (160,949)         51,687   $ 23,763,915    $ 23,602,966
                                  ============    ============   ============    ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                   1998           1997
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $ 3,716,019    $ 2,071,939
     Adjustments to net income:
        Depreciation                                               597,667        658,268
        Gain on sale of property                                (1,725,741)          --
        Minority interest in income                                  4,172          2,400
        Change in assets and liabilities:
           Decrease (increase) in receivables from lessees           4,608        (15,594)
           Increase in deferred costs                              (13,146)          --
           Increase (decrease) in payable to general partner       101,574        (10,304)
           Decrease in accounts payable and
               accrued liabilities                                  (8,328)        (4,953)
                                                               -----------    -----------

               Net cash provided by operating activities         2,676,825      2,701,756
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property                              3,385,784           --
     Principal collections on secured notes receivable              15,840         14,994
                                                               -----------    -----------

               Net cash provided by investing activities         3,401,624         14,994
                                                               -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
     Partner distributions declared                             (2,690,643)    (2,729,546)
     Return of capital to limited partners declared             (3,385,784)          --
     Increase (decrease) in distribution payable                   (46,958)        64,663
     Distributions to minority interest                             (3,045)        (3,058)
                                                               -----------    -----------

               Net cash used in financing activities            (6,126,430)    (2,667,941)
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                   (47,981)        48,809

CASH AND CASH EQUIVALENTS, beginning of period                   2,402,680      2,346,371
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                       $ 2,354,699    $ 2,395,180
                                                               ===========    ===========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
            --------------------------------------------------------

                    Note to Consolidated Financial Statements
                    -----------------------------------------

                                  June 30, 1998
                                  -------------



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

PART I - FINANCIAL INFORMATION
------------------------------


Item 2.         Management's Discussion and Analysis of
------          Financial Condition and Results of Operations
                ---------------------------------------------

      As of June 30, 1998, Participating Income Properties 1986, L.P., a Delaware limited partnership, (the Registrant), had received $51,687,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organization costs and acquisition fees, amounted to $45,232,790. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on April 16, 1987, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in eleven travel plaza properties by September 1988 and does not anticipate any further capital expenditures.

      On February 2, 1998, the Registrant entered into a letter of intent with Flying J. Inc. to sell substantially all of the Registrant's assets for cash of approximately $52 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Registrant and the approval, by vote, of a majority of the limited partner interests. In accordance with the partnership agreement, sale of substantially all of the assets will result in dissolution of the Registrant and liquidation of the Registrant's remaining assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated. The limited partners will receive a proxy statement containing a complete description of the proposed transaction.

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

      The Registrant also declared a cash distribution from operations to the limited partners of $1,319,034 for the quarter ended June 30, 1998 (the period), which, combined with the first quarter distribution of $1,344,705 amounts to $2,663,739 year-to-date. During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      Total revenues during the six months ended June 30, 1998 increased $1,694,378 primarily due to the gain on the sale of the Boise, Idaho travel plaza of $1,725,741. Proceeds from the sale generated a higher average cash balance during the six month period which resulted in an increase in interest and other income of $27,808 over the comparable six month period in 1997. During the quarter ended June 30, 1998, base rental revenue from the travel plaza leases decreased to $994,100 from the prior period amount of $1,072,248 due to the February 1998 sale of the Boise, Idaho travel plaza (base rental revenue for the six month period was similarly affected). The Registrant received or accrued participating rentals of $485,184 for the period representing an increase over participating rentals of $478,870 for the comparable period of the prior year. On June 1, 1996, CFJ Properties (a lessee of the Registrant's travel plazas) curtailed its relationship with a large third party billing company for the trucking industry. The billing company requested changes to its contract that were unacceptable to CFJ Properties' management due to the significant long-term ramifications of the proposed change on CFJ Properties' future business. This resulted in reduced volume and margins, which contributed to low participating rental revenues in the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1998. Participating rentals for the corresponding year-to-date periods were similarly affected, although to a greater extent. For the quarter ended June 30,

      1998, total expenses decreased by $30,427 due to a decrease in depreciation expense related to the sale of travel plaza property. Year-to-date total expenses increased by $48,526 primarily due to the accrual of the general partner's subordinated disposition fee described above, offset by a decrease in depreciation expense related to the sale of travel plaza property.

      The decrease in total assets reflected in the Registrant's financial statements filed with this Report is mainly attributable to the sale of the Boise, Idaho travel plaza and the distribution to the limited partners of the cash proceeds from the sale.

      In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

                     FFCA INVESTOR SERVICES CORPORATION 86-B
                     ---------------------------------------


                          BALANCE SHEET - JUNE 30, 1998
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

                                  PARTICIPATING INCOME PROPERTIES 1986, L.P.

                                  By FFCA MANAGEMENT COMPANY LIMITED PARTNERSHIP General Partner


                                  By PERIMETER CENTER MANAGEMENT COMPANY
                                  Corporate General Partner



Date: August 3, 1998                       By /s/ John Barravecchia
                                      ------------------------------------------
                                      John Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FFCA INVESTOR SERVICES CORPORATION 86-B




Date: August 3, 1998                        By /s/ John Barravecchia
                                       -----------------------------------------
                                       John Barravecchia, President