Form 10-Q
period 1998-09-30
PARTICIPATING INCOME PROPERTIES 1986 LP; FFCA INVESTOR SERVICES CORP 86-B
filed 1998-11-04
CIK 797977, 797978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

                         Commission file number 0-16720
                         Commission file number 0-16721

                   PARTICIPATING INCOME PROPERTIES 1986, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 86-B
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


            Delaware                                         86-0570015
--------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

            Delaware                                         86-0557949
--------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                     85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


Co-Registrants' telephone number including area code        (602) 585-4500
                                                     ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

PART 1 - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                            September 30,   December 31,
                                                                1998            1997
                                                            ------------    ------------
                                         ASSETS

CASH AND CASH EQUIVALENTS                                   $  2,230,931    $  2,402,680

RECEIVABLES FROM LESSEES                                         172,000         161,608

SECURED NOTES RECEIVABLE                                          78,232         100,569

DEFERRED COSTS                                                   161,123            --

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                                     5,766,190       6,773,272
      Buildings                                               28,456,079      29,669,322
      Equipment                                                  626,781         626,781
                                                            ------------    ------------
                                                              34,849,050      37,069,375
      Less - Accumulated depreciation                         12,588,015      12,253,903
                                                            ------------    ------------

                                                              22,261,035      24,815,472
                                                            ------------    ------------

                  Total assets                              $ 24,903,321    $ 27,480,329
                                                            ============    ============

                           LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                    $  1,367,549    $  1,366,497

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                          28,673          52,297

PAYABLE TO GENERAL PARTNER (Note 1)                              101,574            --

RENTAL DEPOSITS                                                  114,400         114,400
                                                            ------------    ------------

                  Total liabilities                            1,612,196       1,533,194
                                                            ------------    ------------

MINORITY INTEREST                                                (15,408)        (16,239)
                                                            ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                           (163,915)       (171,205)
      Limited partners                                        23,470,448      26,134,579
                                                            ------------    ------------

                  Total partners' capital                     23,306,533      25,963,374
                                                            ------------    ------------

                  Total liabilities and partners' capital   $ 24,903,321    $ 27,480,329
                                                            ============    ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                             Three Months   Three Months   Nine Months   Nine Months
                                                 Ended          Ended         Ended         Ended
                                                9/30/98        9/30/97       9/30/98       9/30/97
                                             ------------   ------------   -----------   -----------
REVENUES:
      Rental                                 $    994,099   $  1,072,248   $ 3,026,024   $ 3,216,742
      Participating rentals                       531,026        529,171     1,476,536     1,421,282
      Interest and other                           29,444         28,033       111,884        82,666
      Gain on sale of property                       --             --       1,725,741          --
                                             ------------   ------------   -----------   -----------

                                                1,554,569      1,629,452     6,340,185     4,720,690
                                             ------------   ------------   -----------   -----------
EXPENSES:
      General partner fees                        136,570        142,900       504,251       412,855
      Depreciation                                296,727        329,133       894,394       987,401
      Operating                                    35,593         40,058       135,670       128,734
                                             ------------   ------------   -----------   -----------

                                                  468,890        512,091     1,534,315     1,528,990
                                             ------------   ------------   -----------   -----------
MINORITY INTEREST
      IN INCOME                                     1,239          1,285         5,411         3,685
                                             ------------   ------------   -----------   -----------

NET INCOME                                   $  1,084,440   $  1,116,076   $ 4,800,459   $ 3,188,015
                                             ============   ============   ===========   ===========
NET INCOME ALLOCATED TO:
      General partner                        $     10,844   $     11,161   $    48,005   $    31,880
      Limited partners                          1,073,596      1,104,915     4,752,454     3,156,135
                                             ------------   ------------   -----------   -----------

                                             $  1,084,440   $  1,116,076   $ 4,800,459   $ 3,188,015
                                             ============   ============   ===========   ===========
NET INCOME PER LIMITED
    PARTNERSHIP UNIT (based on
    51,687 units held by limited partners)   $      20.77   $      21.38   $     91.95   $     61.06
                                             ============   ============   ===========   ===========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

                                                       Limited Partners
                                     General      ---------------------------
                                     Partner         Number                         Total
                                     Amount         of Units        Amount          Amount
                                  ------------    ------------   ------------    ------------

BALANCE, December 31, 1997        $   (171,205)         51,687   $ 26,134,579    $ 25,963,374

      Net income                        48,005            --        4,752,454       4,800,459

      Return of capital                   --              --       (3,385,784)     (3,385,784)

      Distributions to partners        (40,715)           --       (4,030,801)     (4,071,516)
                                  ------------    ------------   ------------    ------------

BALANCE, September 30, 1998       $   (163,915)         51,687   $ 23,470,448    $ 23,306,533
                                  ============    ============   ============    ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                   1998           1997
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $ 4,800,459    $ 3,188,015
     Adjustments to net income:
        Depreciation                                               894,394        987,401
        Gain on sale of property                                (1,725,741)          --
        Minority interest in income                                  5,411          3,685
        Change in assets and liabilities:
           Increase in receivables from lessees                    (10,392)       (28,915)
           Increase in deferred costs                             (161,123)          --
           Increase (decrease) in payable to general partner       101,574        (10,304)
           Decrease in accounts payable and
               accrued liabilities                                 (23,624)           (44)
                                                               -----------    -----------

               Net cash provided by operating activities         3,880,958      4,139,838
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property                              3,385,784           --
     Principal collections on secured notes receivable              22,337         22,776
                                                               -----------    -----------

               Net cash provided by investing activities         3,408,121         22,776
                                                               -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
     Partner distributions declared                             (4,071,516)    (4,174,427)
     Return of capital to limited partners declared             (3,385,784)          --
     Increase in distribution payable                                1,052        109,367
     Distributions to minority interest                             (4,580)        (4,673)
                                                               -----------    -----------

               Net cash used in financing activities            (7,460,828)    (4,069,733)
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                  (171,749)        92,881

CASH AND CASH EQUIVALENTS, beginning of period                   2,402,680      2,346,371
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                       $ 2,230,931    $ 2,439,252
                                                               ===========    ===========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998



1)       TRANSACTIONS WITH RELATED PARTIES:

         A subordinated real estate disposition fee equal to three percent of the selling price on the disposition of any real property (subject to certain limitations) is payable to FFCA Management Company Limited Partnership (the general partner of Participating Income Properties 1986, L.P. (the Partnership)) only after the limited partners have received an amount equal to their Adjusted Capital Contribution, as defined, and a cumulative, non-compounded return of 10% per annum on their Adjusted Capital Contribution. A subordinated real estate disposition fee amounting to $101,574 has been accrued by the Partnership representing three percent of the selling price of the Boise, Idaho travel plaza, which was sold in February 1998 for a cash sales price of $3,385,784.

PART I  -  FINANCIAL INFORMATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

      On February 2, 1998, Participating Income Properties 1986, L.P. a Delaware limited partnership, (the Registrant), entered into a letter of intent with Flying J. Inc. to sell substantially all of the Registrant's assets for cash of approximately $52 million. Subsequently, the Registrant entered into purchase agreements with respect thereto on September 4, 1998. In accordance with the partnership agreement, sale of substantially all of the assets would result in dissolution of the partnership and liquidation of the Registrant's remaining assets, net of liabilities. The limited partners have received a proxy statement describing the proposed transaction and were asked to consent to the proposed transaction by October 26, 1998. The following is a summary of the results of the voting:
      32,591 units For, 4,124 units Against, 1,354 units Abstain. An affirmative vote of limited partners holding a majority of the partnership units was achieved. In addition to the majority vote, certain other conditions and contingencies must now be satisfied prior to the consummation of the sale transaction as set forth in the letter of intent between the Registrant and Flying J. Inc. Among these conditions are the finalization of financing arrangements by Flying J. Inc. in order for it to complete the purchase of the assets of the Registrant. The sale and subsequent liquidation of the Registrant will occur as soon as practical if, and to the extent that, all conditions and contingencies have been satisfied or waived. There can be no assurance as to whether or when the transaction will be consummated.

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

      The Registrant also declared a cash distribution from operations to the limited partners of $1,367,062 for the quarter ended September 30, 1998 (the period), which, combined with the first and second quarter distributions of $2,663,739 amounts to $4,030,801 year-to-date. During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the quarter ended September 30, 1998, base rental revenue from the travel plaza leases decreased to $994,099 from the prior period amount of $1,072,248 due to the February 1998 sale of the Boise, Idaho travel plaza (base rental revenue for the nine month period was similarly affected). The Registrant received or accrued participating rentals of $531,026 for the period representing a slight increase over participating rentals of $529,171 for the comparable period of the prior year. Participating rental revenue increased, despite the sale of the Boise, Idaho travel plaza in February 1998, due to increased volume at the remaining travel plaza properties. Participating rentals for the corresponding year-to-date periods were similarly affected. Total revenues during the nine months ended September 30, 1998 increased by $1,619,495 primarily due to the gain on the sale of the Boise, Idaho travel plaza of $1,725,741. Proceeds from the sale generated a higher average cash balance during the nine month period which resulted in an increase in interest and other income of $29,218 over the comparable nine month period in 1997. For the quarter ended September 30, 1998, total expenses decreased by $43,201 due to a decrease in depreciation expense related to the sale of travel plaza property. Year-to-date total expenses increased by $5,325 primarily due to the accrual of the general partner's subordinated disposition fee described above, mostly offset by a decrease in depreciation expense related to the sale of travel plaza property.

      The decrease in total assets reflected in the Registrant's financial statements filed with this Report is mainly attributable to the sale of the Boise, Idaho travel plaza and the distribution to the limited partners of the cash proceeds from the sale, and also to the depreciation allowance, which is deducted for accounting purposes from the cost of the assets on the Registrant's books.

      In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

                     FFCA INVESTOR SERVICES CORPORATION 86-B


                       BALANCE SHEET - SEPTEMBER 30, 1998




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

                                  PARTICIPATING INCOME PROPERTIES 1986, L.P.

                                  By FFCA MANAGEMENT COMPANY LIMITED PARTNERSHIP General Partner


                                  By PERIMETER CENTER MANAGEMENT COMPANY
                                  Corporate General Partner


Date:  October 30, 1998                       By /s/ John Barravecchia
                                     ------------------------------------------
                                     John Barravecchia, Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FFCA INVESTOR SERVICES CORPORATION 86-B



Date:  October 30, 1998                       By /s/ John Barravecchia
                                     ------------------------------------------
                                     John Barravecchia, Chief Financial Officer