Form 10-K405
period 1998-12-31
PARTICIPATING INCOME PROPERTIES 1986 LP; FFCA INVESTOR SERVICES CORP 86-B
filed 1999-04-15
CIK 797977, 797978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

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
                     ---------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)

      Delaware                                                 86-0570015
---------------------                                    -----------------------
(Partnership State of                                    (Partnership I.R.S.
Organization)                                            Employer Identification
                                                         No.)
      Delaware                                                  86-0557949
---------------------                                    -----------------------
(Corporation State of                                    (Corporation I.R.S.
Incorporation)                                           Employer Identification
                                                         No.)
The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                               85255
----------------------------------------                 -----------------------
(Address of Principal Executive Offices)                       (Zip Code)

Co-Registrants' telephone number, including area code:      (602) 585-4500

Securities registered Pursuant to Section 12(b) of the Act: None Securities pursuant to Section 12(g) of the Act:

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

         After deducting organizational and offering expenses, including sales commissions, the net proceeds of the offering of the Units, $45,613,778, were fully invested by the Partnership, through its investment in the Company, as of September 1988, in eleven "Flying J Travel Plazas" located in nine states. "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. As of December 31, 1998, seven of the travel plazas were leased to CFJ Properties, a general partnership formed pursuant to a joint venture between Flying J Inc., through its subsidiary, Big West Oil Company ("Big West"), and Douglas Oil Company of California, a subsidiary of Conoco Inc. ("Douglas Oil"), one of the travel plazas was leased to Flying J Inc. and the remaining two were leased to franchisees of Flying J Franchise Inc. ("FJFI"), a subsidiary of Flying J Inc. and the franchisor of Flying J Travel Plazas. The Partnership and the Company are not affiliated with CFJ Properties, Flying J Inc. or FJFI.

         The Partnership entered into purchase agreements with Flying J Inc. on September 4, 1998 to sell substantially all of the Partnership's assets (those assets comprising the travel plazas) for cash of $45,508,869 (the original sales price of $48,534,216 for the ten travel plazas, less the Ellensburg, Washington travel plaza referred to below). The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of investors holding a majority of the partnership units was achieved on October 26, 1998. The sale transaction was completed on March 22, 1999 and the Partnership recognized a gain of approximately $24.9 million on the sale. The net cash proceeds from this sale are being held in U.S. government securities pending distribution to investors. The lessee of the Ellensburg, Washington travel plaza has signed a purchase agreement dated March 30, 1999 related to the remaining travel plaza for a sales price of $3,025,347, which will result in a pro forma gain of approximately $1.8 million. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the travel plazas sold. A subordinated real estate disposition fee of approximately $1.5 million will be paid to the General Partner related to the sales of the travel plazas. Upon consummation of the sale of the Ellensburg, Washington travel plaza, the General Partner will begin the process of winding down the affairs of the Partnership that includes liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The liquidation of the Partnership is expected to be completed in June 1999.

         As part of the sale of the travel plazas, approximately $320,000 (representing less than one percent of the aggregate sales price) may, at the General Partner's discretion, be deposited in a trust (the "Trust Fund") with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation, dissolution and winding up of the affairs of the Partnership during a period of up to 36 months following the liquidation date. At the end of this period, final decisions will be made in settlement of all disputed claims, if any, and the remaining balance of the Trust Fund will be disbursed to the investors.

         Real estate owned by the Company at December 31, 1998 was leased for a term of 20 years. Lessees paid the Company annual rental payments (in monthly installments) equal to 10% of the Company's total investment in properties. As additional rent, the Company was entitled to receive a portion of the operating revenues of the lessees equal to (a) 4% of annual gross receipts derived from the travel plaza facility, excluding fuel sales; (b) 3/10 of $.01 per gallon of fuel sold; and (c) 4% of all amounts received by the lessee for any lease year pursuant to any sublease by the lessee of any part of its leased premises. All leases, except for the lease on the Ellensburg, Washington travel plaza, were terminated on March 22, 1999 upon sale of the related travel plazas.

         During 1998, CFJ Properties and Flying J Inc. together contributed approximately 88% of the Company's total rental and participating rental revenue for the year. Flying J Inc., through its subsidiary Big West, entered into a joint venture with Douglas Oil to form CFJ Properties in February 1991. Flying J Inc. (and subsidiaries) is a fully integrated oil and gas company that is engaged in the production, refining, transportation, wholesaling and retail marketing of petroleum products and other services through its travel plazas and gasoline stations. Flying J Inc. operates all of CFJ Properties' travel plazas and related facilities, which included 78 interstate travel plaza properties as of January 31, 1998. As of December 31, 1998, the Company owned seven of these properties. With the exception of the Butte, Montana travel plaza, Flying J Inc. assigned its leasehold interests in the travel plazas owned by the Company to CFJ Properties and was released by the Company with respect to its obligations under those leases.

         The Partnership's leases with CFJ Properties were with full recourse to the assets of CFJ Properties, but without recourse to Big West or Douglas Oil. A default on one lease constituted a default on all other leases to the same lessee by the Partnership and two other partnerships sponsored by affiliates of the General Partner, all of whose travel plazas were leased to CFJ Properties, Flying J Inc. or franchisees of FJFI.

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

         Those properties that each represent over 10% of the Partnership's total assets at December 31, 1998 are located in Eloy, Arizona; Clive, Iowa; Truxton, Missouri; Amarillo, Texas; and Cheyenne, Wyoming.

         As of December 31, 1998, the Partnership, through its investment in the Company, had invested in real estate located in nine states in the western and central portions of the United States, and no real estate investments are located outside of the United States. A presentation of revenues or assets by geographic region is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

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

         The Partnership has completed its assessment of its Year 2000 preparedness and has determined that any potential consequences of Year 2000 issues will not have a material effect on the partnership's business, results of operation or financial condition. On March 22, 1999, the Partnership sold substantially all of its assets to a third party. The sale of substantially all of its assets will lead to the prompt liquidation of the partnership and the distribution of net assets to the limited partners. The General Partner anticipates that the partnership liquidation will be accomplished during 1999 and, accordingly, does not expect the Partnership to be in existence when the year 2000 arrives.

         The statements contained in this Annual Report on Form 10-K, regarding the planned dissolution and liquidation of the Partnership, are forward-looking statements and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in the forward-looking statements. Although the General Partner believes that the estimated timing and amounts of the liquidating distributions are reasonable, the actual costs of the liquidation and dissolution of the Partnership may vary from the estimates and that variation could be material. In addition, the actual timing of the liquidating distribution could vary from the estimate; therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

ITEM 2. PROPERTIES.

         As of December 31, 1998, the Partnership, through its investment in the Company, had ten travel plaza properties located in nine states, without borrowings by the Company or the Partnership. The properties were acquired by the Company during 1987 and 1988 with the net proceeds received by the Partnership from the public offering of the Units.

         On September 4, 1998, the Partnership entered into purchase agreements with Flying J Inc. to sell substantially all of the Partnership's assets (those assets comprising the travel plazas) for cash of $45,508,869 (the original sales price of $48,534,216 for the ten travel plazas, less the Ellensburg, Washington travel plaza referred to below). The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of investors holding a majority of the partnership units was achieved in October 1998. The sale transaction was completed on March 22, 1999. The lessee of the Ellensburg, Washington travel plaza has signed a purchase agreement dated March 30, 1999 related to the remaining travel plaza for a sales price of $3,025,347. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with the travel plazas sold.

         The travel plazas, divided into sections which serve both the commercial and non-commercial traveler, generally offer a multi-use, full-service operation including fuel facilities for the storage and sale of automotive and diesel fuels, a 24-hour restaurant, a convenience store, restroom facilities with private showers, and other amenities designed to meet the needs of the trucking industry and the traveling public in general. Five of the Company's properties represented over 10% of the Partnership's total assets at December 31, 1998, as follows:

                                              Approximate % of
                           Location             Total Assets
                           --------             ------------
                         Eloy, Arizona              10%
                         Clive, Iowa                15%
                         Truxton, Missouri          10%
                         Amarillo, Texas            12%
                         Cheyenne, Wyoming          11%

         The following is a description of the properties owned by the Company at December 31, 1998.

         BOISE, IDAHO. The Boise travel plaza was a completely renovated full-service travel plaza, built on a parcel consisting of approximately 21 acres approximately 1/5 of a mile south of Interstate 84. During 1994, the lessee of this travel plaza exercised its option to purchase the motel portion of the travel plaza comprising two and one-half acres of land, the motel building and motel equipment. In addition, approximately one-half acre of land was sold to the State of Idaho Transportation Department, leaving the Boise travel plaza with approximately 18 acres, which was sold to CFJ Properties in February 1998.

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

         ELLENSBURG, WASHINGTON. The Ellensburg travel plaza was a pre-existing Husky truck stop, renovated in 1987, and is located on a parcel consisting of approximately 8.06 acres of land just south of I-90 and one mile west of I-82. This travel plaza is expected to be sold in April 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         A proposal to sell substantially all of the Company's assets was submitted to a vote of the security holders during the fourth quarter of fiscal year 1998. A Consent Solicitation Statement dated September 11, 1998 relating to the proposal was sent to the security holders. Voting was completed on October 26, 1998 without a meeting. The results of the voting are as follows: FOR, 32,591 votes; AGAINST, 4,124 votes, and ABSTAIN, 1,354 votes.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS.

         MARKET INFORMATION. During 1998, there was no established public trading market for the Units, and it is not anticipated that an established public trading market for the Units will develop.

         HOLDERS. As of March 9, 1999, there were 4,087 record holders of the Units.

         DISTRIBUTIONS. For the two most recent fiscal years, the Partnership made the following cash distributions to the Holders:

                                      1998

                               Per Unit
                             Distribution              Total         Annualized
                         -------------------  --------------------      Cash
  Date of       Number   Cash from            Cash from              Yield from
Distribution   of Units  Operations  Capital  Operations   Capital   Operations
------------   --------  ----------  -------  ----------   -------   ----------
December 31     51,687    $24.80       --     $1,281,838      --        11.1%
September 30    51,687     26.45       --      1,367,121      --        11.8%
June 30         51,687     25.52       --      1,319,052      --        11.4%
March 31        51,687     26.02     $65.50    1,344,896  $3,385,499    10.8%

                                      1997

                               Per Unit
                             Distribution              Total         Annualized
                         -------------------  --------------------      Cash
  Date of       Number   Cash from            Cash from              Yield from
Distribution   of Units  Operations  Capital  Operations   Capital   Operations
------------   --------  ----------  -------  ----------   -------   ----------
December 31     51,687     $26.43        --   $1,366,087      --        11.0%
September 30    51,687      27.68        --    1,430,696      --        11.5%
June 30         51,687      26.81        --    1,385,728      --        11.2%
March 31        51,687      25.47        --    1,316,468      --        10.6%

         Cash from operations, defined as disbursable cash in the agreement of limited partnership which governs the Partnership, is distributed to the Holders. Any variations in the amount of distributions from quarter to quarter are due to fluctuations in net cash provided by operating activities. Reference is made to Item 7 below for a discussion and analysis of such fluctuations. Cash proceeds from the sale of property are distributed to the Holders as a return of capital. The Adjusted Capital Contribution of a Holder is generally the Holder's initial capital contribution reduced by the cash distributions to the Holders of proceeds from the sale of Partnership properties and reduced by any other cash distributions other than from operations. The Adjusted Capital Contribution per Unit of the Holders, as defined in the agreement of limited partnership which governs the Partnership, was $894.83 as of December 31, 1998. At December 31, 1995, the Partnership declared a return of capital of $2,050,000 ($39.66 per Unit) related to the 1994 sale of the Boise, Idaho lodging premises and equipment, which was distributed in January 1996. At March 31, 1998, the Partnership declared a return of capital of $3,385,784 ($65.50 per Unit) related to the 1998 sale of the remainder of the Boise, Idaho travel plaza, which was distributed in April 1998. Any differences in the amounts of distributions set forth in the above tables from the information contained in Item 6 below are due to rounding the amount of distributions payable per Unit down to the nearest whole cent and carrying any fractional cents forward from one period to the next.

         The Partnership expects to make cash distributions from operations to the Holders through the date of the sale of the nine travel plazas on March 22, 1999, and on the Ellensburg, Washington travel plaza until it is sold. The liquidation of the Partnership is expected to be completed in June 1999. The General Partner estimates that the liquidating distribution will be approximately $924 per limited partnership unit. Although the General Partner believes that the amount of the liquidating distribution is reasonable, the actual costs of the liquidation and dissolution of the Partnership may vary from the estimates and that variation could be material. As part of the sale of the travel plazas, approximately $320,000 (representing less than one percent of the aggregate sales price) may, at the General Partner's discretion, be deposited in a trust (the "Trust Fund") with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation, dissolution and winding up of the affairs of the Partnership during a period of up to 36 months following the liquidation date. At the end of this period, final decisions will be made in settlement of all disputed claims, if any, and the remaining balance of the Trust Fund will be disbursed to the Holders.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes attached as an exhibit to this Report.

                                                   Year Ended December 31,
                                                   -----------------------
                                 1998          1997          1996          1995         1994
                                 ----          ----          ----          ----         ----
Revenues                     $ 7,813,299   $ 6,297,173   $ 6,289,831   $ 6,563,996   $7,179,846
Net Income                     5,798,859     4,239,903     4,013,518     3,944,780    4,375,249
Net Income Per Unit               111.07         81.21         76.87         75.56        83.80
Total Assets                  24,589,017    27,480,329    28,759,012    32,378,912   34,094,240

Distributions of Cash from
 Operations to Holders         5,312,684     5,499,084     5,440,957     5,592,710    5,674,532

Distributions of Cash from
 Operations Per Unit              102.79        106.39        105.27        108.20       109.79
Return of Capital to

 Holders                       3,385,784            --            --     2,050,000           --
Return of Capital Per Unit         65.51            --            --         39.66           --

         The 1994 and 1998 results of operations include gains totaling $653,477 and $1,725,741 on the sale of the motel portion of the Boise, Idaho travel plaza in 1994 and the sale of the remainder of the travel plaza in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership received $51,687,000 in gross proceeds from its public offering of the Units. After deducting organizational and offering expenses, including sales commissions, the Partnership, through the Company, invested the net offering proceeds of $45,613,778 in 11 travel plazas. The rental payments from lessees of the properties have been the Partnership's primary source of income. As of December 31, 1998, the Partnership had cash and marketable securities aggregating $2,202,940 of which $1,281,838 was paid out to the Holders in January 1999 as their fourth quarter distribution for 1998.

         The Partnership entered into purchase agreements with Flying J Inc. on September 4, 1998 to sell substantially all of the Partnership's assets (those assets comprising the travel plazas) for cash of $45,508,869 (the original sales price of $48,534,216 for the ten travel plazas, less the Ellensburg, Washington travel plaza referred to below). The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of investors holding a majority of the partnership units was achieved on October 26, 1998. The sale transaction was completed on March 22, 1999 and the Partnership recognized a gain of approximately $24.9 million on the sale. The net cash proceeds from this sale are being held in U.S. government securities pending distribution to investors. The lessee of the Ellensburg, Washington travel plaza has signed a purchase agreement dated March 30, 1999 related to the remaining travel plaza for a sales price of $3,025,347, which will result in a pro forma gain of approximately $1.8 million. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the travel plazas sold. A subordinated real estate disposition fee of approximately $1.5 million will be paid to the General Partner related to the sales of the travel plazas. Upon consummation of the sale of the Ellensburg, Washington travel plaza, the General Partner will begin the process of winding down the affairs of the Partnership that includes liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The liquidation of the Partnership is expected to be completed in June 1999.

         As part of the sale of the travel plazas, approximately $320,000 (representing less than one percent of the aggregate sales price) may, at the General Partner's discretion, be deposited in a trust (the "Trust Fund") with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation, dissolution and winding up of the affairs of the Partnership during a period of up to 36 months following the liquidation date. At the end of this period, final decisions will be made in settlement of all disputed claims, if any, and the remaining balance of the Trust Fund will be disbursed to the investors.

         In February 1998, the Partnership sold the Boise, Idaho travel plaza (the Boise Plaza) to CFJ Properties for a cash sales price of $3,385,784. The Boise Plaza was a full-service travel plaza, built on a parcel consisting of approximately 21 acres. Proceeds from the Boise Plaza sale of $65.50 per limited partnership unit were distributed to the limited partners in April 1998 as a partial return of their adjusted capital contribution. The Partnership accrued a subordinated real estate disposition fee equal to three percent of the selling price of the Boise Plaza (amounting to $101,574) payable to the General Partner of the Partnership.

         FFCA Investor Services Corporation 86-B has no capital resources and conducted no operations in 1998.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1998
COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

         The Partnership's total revenues increased to $7,813,299 for the year ended December 31, 1998 from $6,297,173 for the year ended December 31, 1997 primarily due to the gain on the sale of the Boise, Idaho travel plaza of $1,725,741. Participating rental revenues also increased from $1,897,489 in 1997 to $1,935,301 in 1998 due to higher travel plaza fuel and non-fuel sales volumes. Partially offsetting the increase in revenues, was a decrease in rental revenues due to the Boise, Idaho travel plaza sale in February 1998, which resulted in a monthly reduction of $26,049 in rental revenue.

         Total Partnership expenses for 1998 increased to $2,007,855 from $2,052,340 in 1997, mainly resulting from a decrease in depreciation expense of $124,922 related to the sale of travel plaza equipment. Partially offsetting this decrease was an increase in general partner fees of $82,952 primarily resulting from the accrual of the subordinated real estate disposition fee of $101,574 related to the Boise, Idaho travel plaza sale. Net income for 1998 was $ 5,798,859 as compared to $4,239,903 for 1997, representing an increase of approximately 37%, primarily due to the gain on sale of property.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The financial instruments held by the Partnership and the Company at December 31, 1998 consist of cash equivalents (primarily investments in U.S. Treasury securities or repurchase agreements that are collateralized by U.S. Treasury and government obligations) and receivables from lessees. These financial instruments are short- term in nature and do not subject the Partnership or the Company to a material exposure to changes in interest rates.

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

PCMC

                                    DIRECTOR

                      Name                    Position Held Since
                      ----                    -------------------
               Morton H. Fleischer                    1993

                                    OFFICERS
                                                                    Associated
                                                                     With PCMC
       Name                          Positions Held                    Since
       ----                          --------------                    -----
Morton H. Fleischer     President and Chief Executive Officer          1993

John R. Barravecchia    Executive Vice President, Chief Financial      1993
                        Officer, Treasurer and Assistant Secretary

Christopher H. Volk     Executive Vice President, Chief Operating      1993
                        Officer, Secretary and Assistant Treasurer

Dennis L. Ruben         Executive Vice President, General Counsel      1994
                        and Assistant Secretary

Stephen G. Schmitz      Executive Vice President, Chief Investment     1995
                        Officer and Assistant Secretary

Catherine F. Long       Senior Vice President-Finance, Principal       1993
                        Accounting Officer, Assistant Secretary and
                        Assistant Treasurer

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

BUSINESS EXPERIENCE

         The business experience during the past five years of each of the above directors and executive officers is as follows:

         MORTON H. FLEISCHER, age 62, has served as a director, President and Chief Executive Officer of PCMC since 1993, and as Chairman of the Board of FFCA Investor Services Corporation 86-B since 1986. Mr. Fleischer also serves as President, Chief Executive Officer and Chairman of the Board of Franchise Finance Corporation of America, a Delaware corporation ("FFCA") having previously served as a director, President and Chief Executive Officer of Franchise Finance Corporation of America I ("FFCA I"), a predecessor of FFCA, from 1980 to 1994. Mr. Fleischer is an individual general partner of the General Partner, and is a general partner (or general partner of a general partner) of the following public limited partnerships: Participating Income Properties II, L.P.; Participating Income Properties III Limited Partnership; and Scottsdale Land Trust Limited Partnership.

         JOHN R. BARRAVECCHIA, age 43, has served as President, Secretary and Treasurer of FFCA Investor Services Corporation 86-B since 1990. He has served as Chief Financial Officer of PCMC since 1993 and as Senior Vice President and Treasurer since 1994. In 1995, Mr. Barravecchia was named Executive Vice
President of PCMC. Mr. Barravecchia currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of FFCA and served in various capacities for FFCA I from 1984 to 1994. He was appointed Vice President and Chief Financial Officer of FFCA I in December 1986, and Senior Vice President in October 1989. Mr. Barravecchia was elected as a director of FFCA I in March 1993 and Treasurer in December 1993. Prior to joining FFCA I, Mr. Barravecchia was associated with the international public accounting firm of Arthur Andersen LLP.

         CHRISTOPHER H. VOLK, age 42, has served as Vice President, Assistant Secretary and Assistant Treasurer of FFCA Investor Services Corporation 86-B since 1994, and has served as Secretary of PCMC since 1993 and Senior Vice President-Underwriting and Research since 1994. In 1995, Mr. Volk was named Executive Vice President and Chief Operating Officer of PCMC. Mr. Volk currently serves as Executive Vice President, Chief Operating Officer, Secretary and Assistant Treasurer of FFCA. He joined FFCA I in 1986 and served in various capacities in FFCA I's capital preservation and underwriting areas prior to being named Vice President-Research in October 1989. In December 1993, he was appointed Secretary and Senior Vice President-Underwriting and Research of FFCA I, and he was elected as a director of FFCA I in March 1993. Prior to joining FFCA I, Mr. Volk was employed for six years with the National Bank of Georgia, where his last position was Assistant Vice President and Senior Correspondent Banking Credit Officer.

         DENNIS L.  RUBEN,  age 46,  has  served as Senior  Vice  President  and
General Counsel for PCMC since 1994. Mr. Ruben was named Executive Vice President, General Counsel and Assistant Secretary of PCMC in February 1997. He currently serves in the same capacity for FFCA and served as attorney and counsel for FFCA I from 1991 to 1994. In December 1993, he was appointed Senior Vice President and General Counsel of FFCA I. Prior to joining FFCA I, Mr. Ruben was associated with the law firm of Kutak Rock from 1980 until March 1991. Mr. Ruben became a partner of Kutak Rock in 1984.

         STEPHEN G. SCHMITZ, age 44, has served as Senior Vice President-Corporate Finance of PCMC since January 1996. He was named Executive Vice President, Chief Investment Officer and Assistant Secretary of PCMC in February 1997. He currently serves in the same capacity for FFCA. Mr. Schmitz served in various positions as an officer of FFCA I from 1986 to June 1, 1994.

         CATHERINE F. LONG, age 42, has served as Vice President-Finance and Principal Accounting Officer of PCMC since 1994, and Vice President from 1993 to 1994. In February 1997 she was named Senior Vice President-Finance of PCMC. She currently serves as Senior Vice President-Finance, Principal Accounting Officer, Assistant Secretary and Assistant Treasurer of FFCA and served as Vice President-Finance of FFCA I from 1990 to 1993. In December 1993, she was appointed Principal Accounting Officer of FFCA I. Prior to joining FFCA I, Ms. Long was associated with the international public accounting firm of Arthur Andersen LLP.

COMPLIANCE WITH SECTION 16(a)
OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Co-Registrants during fiscal year 1998 and Forms 5 and amendments thereto furnished to the Co-Registrants with respect to fiscal year ended December 31, 1998 (the "Forms"), and any written representations by the directors and executive officers of FFCA Investor Services Corporation 86-B and PCMC, the Co-Registrants have not identified herein any such person that failed to file on a timely basis the Forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1998.

ITEM 11. EXECUTIVE COMPENSATION.

         The Partnership is required to pay an acquisition fee and a subordinated real estate disposition fee to the General Partner, and the General Partner is entitled to receive a share of cash distributions, when and as made to the Holders, a share of profits and losses and a subordinated share of any sale proceeds. Reference is made to Note (1) and Note (5) of the Notes to Consolidated Financial Statements of the Partnership and the Company which are filed with this Report for a description of the fees and distributions paid in 1998.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of March 9, 1999, no person or group was known by the Partnership to own directly or beneficially more than 5% of the outstanding Units of the Partnership.

         None of the General Partner of the Partnership and its general partners owned any Units as of March 9, 1999. None of the directors and officers of the General Partner's corporate general partner, PCMC, owned any Units as of March 9, 1999. PCMC is owned by Morton H. Fleischer.

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

     (a)  The following documents are filed as part of this Report:

          1.   FINANCIAL STATEMENTS.

               THE PARTNERSHIP AND THE COMPANY

                   Report of independent public accountants

                   Consolidated Balance Sheets as of December 31,
                   1998 and 1997

                   Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

                   Consolidated Statements of Changes In Partners' Capital for the years ended December 31, 1998, 1997 and 1996

                   Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                   Notes to Consolidated Financial Statements

                   FFCA INVESTOR SERVICES CORPORATION 86-B

                   Report of independent public accountants

                   Balance Sheet as of December 31, 1998

                   Notes to Balance Sheet

          2.   FINANCIAL STATEMENT SCHEDULES.

               Schedule III-Schedule of Real Estate and
               Accumulated Depreciation as of December 31, 1998

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

                    Pursuant to Rule 12b-32 under the  Securities
               Exchange Act of 1934,  as amended,  the  following
               documents,  filed with the Securities and Exchange
               Commission as exhibits to the Co-Registrant's Form
               8-K dated  March  22,  1999,  Commission  File No.
               0-16720,   are   incorporated   herein   by   this
               reference.
                                                                 March 22, 1999,
                                                                    Form 8-K
                                                                   Exhibit No.
                                                                   -----------
                    Purchase  Agreement  dated as of September 4,      10.01
                    1998, between FFCA/PIP 1986 Property Company and CFJ Plaza Company III LLC

                    Purchase  Agreement  dated as of September 4,      10.02
                    1998, between FFCA/PIP 1986 Property Company and FJI Plaza Company LLC

                    Purchase  Agreement  dated as of September 4,      10.03
                    1998, between FFCA/PIP 1986 Property Company and Flying J Real Estate Enterprises Inc., including the First Amendment thereto dated as of March 22, 1999

                    Purchase  Agreement  dated as of September 4,      10.04
                    1998, between FFCA/PIP 1986 Property Company and CFJ Plaza Company II LLC

                    Purchase  Agreement  dated as of September 4,      10.05
                    1998, between FFCA/PIP 1986 Property Company and CFJ Plaza Company I LLC

                    Extension Agreement dated March 22, 1999           10.06

                    Assignment of purchase  agreement dated as of      10.07
                    March 22, 1999,  between Flying J Real Estate
                    Enterprises Inc. and FJI Plaza Company LLC

     (b)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Co-Registrants during the last quarter of the fiscal year ended
          December 31, 1998.

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

                                    PARTICIPATING INCOME PROPERTIES 1986, L.P.

                                    By: FFCA MANAGEMENT COMPANY LIMITED
                                        PARTNERSHIP, General Partner


Date:  April 8, 1999                By /s/ Morton H. Fleischer
                                      ----------------------------------------
                                      Morton H. Fleischer, General Partner

                                    By: PERIMETER CENTER MANAGEMENT COMPANY,
                                        Corporate General Partner


Date:  April 8, 1999                By /s/ Morton H. Fleischer
                                      ----------------------------------------
                                      Morton  H.  Fleischer,  President  and
                                      Chief Executive Officer

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


Date:  April 8, 1999                By /s/ Morton H. Fleischer
                                       ----------------------------------------
                                       Morton  H.  Fleischer, President, Chief
                                       Executive Officer and Director


Date:  April 8, 1999                By /s/ John Barravecchia
                                      -----------------------------------------
                                      John  Barravecchia, Executive Vice
                                      President, Chief Financial Officer,
                                      Treasurer and Assistant Secretary


Date:  April 8, 1999                By /s/ Catherine F. Long
                                      -----------------------------------------
                                      Catherine  F. Long, Senior Vice President-
                                      Finance, Principal Accounting Officer,
                                      Assistant Secretary and Assistant
                                      Treasurer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FFCA INVESTOR SERVICES CORPORATION 86-B


Date:  April 8, 1999                By /s/ Morton H. Fleischer
                                      -----------------------------------------
                                      Morton H. Fleischer, Sole Director


Date:  April 8, 1999                By /s/ John Barravecchia
                                      -----------------------------------------
                                      John Barravecchia, President, Secretary,
                                      Treasurer, Principal Financial Officer and
                                      Principal Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Participating Income Properties 1986, L.P.:


We have audited the accompanying consolidated balance sheets of PARTICIPATING INCOME PROPERTIES 1986, L.P. (a Delaware limited partnership) and affiliate as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the partnership's general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Participating Income Properties 1986, L.P. and affiliate as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                               /s/ Arthur Andersen LLP

Phoenix, Arizona,
  March 22, 1999.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1998 AND 1997


                                                       1998            1997
                                                   ------------    -----------
                                     ASSETS

CASH AND CASH EQUIVALENTS                          $ 2,202,940    $ 2,402,680

RECEIVABLES FROM LESSEES                               146,270        161,608

SECURED NOTES RECEIVABLE                                66,595        100,569

DEFERRED COSTS (Note 6)                                208,904             --

PROPERTY SUBJECT TO OPERATING LEASES (Note 3)       21,964,308     24,815,472
                                                   -----------    -----------

       Total assets                                $24,589,017    $27,480,329
                                                   ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS           $ 1,282,310    $ 1,366,497

PAYABLE TO GENERAL PARTNER                             177,582             --

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                20,328         52,297

RENTAL DEPOSITS                                        114,400        114,400
                                                   -----------    -----------

       Total liabilities                             1,594,620      1,533,194
                                                   -----------    -----------

MINORITY INTEREST (Note 1)                             (15,705)       (16,239)
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
   General partner                                    (166,879)      (171,205)
   Limited partners                                 23,176,981     26,134,579
                                                   -----------    -----------

       Total partners' capital                      23,010,102     25,963,374
                                                   -----------    -----------

       Total liabilities and partners' capital     $24,589,017    $27,480,329
                                                   ===========    ===========


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                               1998         1997         1996
                                            ----------   ----------   ----------
REVENUES:
   Rental                                   $4,020,124   $4,288,989   $4,295,373
   Participating rentals                     1,935,301    1,897,489    1,818,632
   Interest and other                          132,133      110,695       99,868
   Gain on sale of property                  1,725,741           --       75,958
                                            ----------   ----------   ----------

                                             7,813,299    6,297,173    6,289,831
                                            ----------   ----------   ----------
EXPENSES:
   General partner fees  (Note 5)              632,311      549,359      543,553
   Depreciation                              1,191,121    1,316,043    1,559,843
   Operating                                   184,423      186,938      168,215
                                            ----------   ----------   ----------

                                             2,007,855    2,052,340    2,271,611
                                            ----------   ----------   ----------

MINORITY INTEREST IN INCOME  (Note 1)            6,585        4,930        4,702
                                            ----------   ----------   ----------

NET INCOME                                  $5,798,859   $4,239,903   $4,013,518
                                            ==========   ==========   ==========

NET INCOME ALLOCATED TO  (Note 1):
   General partner                          $   57,989   $   42,399   $   40,135
   Limited partners                          5,740,870    4,197,504    3,973,383
                                            ----------   ----------   ----------

                                            $5,798,859   $4,239,903   $4,013,518
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
   UNIT (based on 51,687 units held by
   limited partners)                        $   111.07   $    81.21   $    76.87
                                            ==========   ==========   ==========

                 The accompanying notes are an integral part of
                         these consolidated statements.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                       General        Limited
                                       Partner        Partners         Total
                                       -------        --------         -----

BALANCE,  December 31, 1995          $(143,234)     $28,903,733     $28,760,499

   Net income                           40,135        3,973,383       4,013,518

   Distributions to partners,
      cash from operations             (54,959)      (5,440,957)     (5,495,916)
                                     ---------      -----------     -----------

BALANCE,  December 31, 1996           (158,058)      27,436,159      27,278,101

   Net income                           42,399        4,197,504       4,239,903

   Distributions to partners,
      cash from operations             (55,546)      (5,499,084)     (5,554,630)
                                     ---------      -----------     -----------

BALANCE,  December 31, 1997           (171,205)      26,134,579      25,963,374

   Net income                           57,989        5,740,870       5,798,859

   Distributions to partners,
      cash from operations             (53,663)      (5,312,684)     (5,366,347)

   Return of capital to limited
      partners (Note 1)                     --       (3,385,784)     (3,385,784)
                                     ---------      -----------     -----------

BALANCE,  December 31, 1998          $(166,879)     $23,176,981     $23,010,102
                                     =========      ===========     ===========

                 The accompanying notes are an integral part of
                         these consolidated statements.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                              1998         1997         1996
                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $ 5,798,859  $ 4,239,903  $ 4,013,518
 Adjustments to net income:
  Depreciation                              1,191,121    1,316,043    1,559,843
  Gain on sale of property                 (1,725,741)          --      (75,958)
  Minority interest in income                   6,585        4,930        4,702
  Change in assets and liabilities:
   Decrease (increase) in receivables
    from lessees                               15,338      (11,805)      (5,620)
   Increase in deferred costs                (208,904)          --           --
   Increase (decrease) in payable to
    general partner                           177,582      (10,304)      (7,401)
   Increase (decrease) in accounts
     payable and accrued liabilities          (31,969)       2,593      (11,384)
                                          -----------  -----------  -----------
      Net cash provided by operating
       activities                           5,222,871    5,541,360    5,477,700
                                          -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property             3,385,784           --      811,441
 Principal collections on secured notes
  receivable                                   33,974       30,754       26,588
                                          -----------  -----------  -----------
      Net cash provided by investing
       activities                           3,419,758       30,754      838,029
                                          -----------  -----------  -----------
CASH FLOWS FOR FINANCING ACTIVITIES:
 Partner distributions declared (Note 1)   (5,366,347)  (5,554,630)  (5,495,916)
 Return of capital to limited partners
  declared (Note 1)                        (3,385,784)          --           --
 Increase (decrease) in distribution
  payable                                     (84,187)      45,071   (2,117,230)
 Distributions to minority interest            (6,051)      (6,246)      (6,189)
                                          -----------  -----------  -----------
      Net cash used in financing
       activities                          (8,842,369)  (5,515,805)  (7,619,335)
                                          -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            (199,740)      56,309   (1,303,606)

CASH AND CASH EQUIVALENTS, beginning
 of year                                    2,402,680    2,346,371    3,649,977
                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, end
 of year                                  $ 2,202,940  $ 2,402,680  $ 2,346,371
                                          ===========  ===========  ===========

                 The accompanying notes are an integral part of
                         these consolidated statements.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

1) ORGANIZATION:

         Participating Income Properties 1986, L.P. (the Partnership) was formed on June 23, 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership invests as a co-general partner with Perimeter Center Management Company (PCMC) in FFCA/PIP 1986 Property Company, a Delaware general partnership (the Property Company). The general partner of the Partnership is FFCA Management Company Limited Partnership (the General Partner) of which PCMC is a general partner. The Property Company was organized to purchase new and existing "Flying J Travel Plaza" facilities, including land, buildings and equipment to be leased on a net basis to Flying J Inc. and certain franchisees of Flying J Franchise Inc. At December 31, 1998, seven of the ten travel plazas owned by the Partnership (eight of the eleven properties owned at December 31, 1997) were leased to CFJ Properties (CFJ), an affiliate of Flying J Inc. (one property was sold in 1998). One of the travel plazas was leased to Flying J Inc. in 1998 and 1997 and the remaining two were leased to franchisees that operate Flying J Travel Plazas. "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. The Partnership and the Property Company will expire December 31, 2029 and 2028, respectively, or sooner (see Note 6), in accordance with the terms of their respective partnership agreements.

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

         Cash Distributions: All cash from operations, as defined, after payment of fees to the General Partner is allocated 99% to the limited partners and 1% to the General Partner. Cash proceeds from the sale of property are not considered cash from operations but, when distributed, represent a partial return of the limited partners' initial $1,000 per unit capital contribution. There have been two such distributions to date, therefore, the limited partner Adjusted Capital Contribution, as defined in the Partnership agreement, at December 31, 1998 is $894.83 per unit.

         The following is a reconciliation of net income to cash distributions from operations as defined in the Partnership agreement:

                                           1998          1997          1996
                                        -----------   -----------   -----------
   Net income                           $ 5,798,859    $4,239,903    $4,013,518
   Adjustments to reconcile net income
    to cash distributions declared:
    Depreciation                          1,191,121     1,316,043     1,559,843
    Gain on sale of property             (1,725,741)           --       (75,958)
    Accrued disposition fee to
      General Partner (Note 5)              101,574            --            --
    Change in minority interest                 534        (1,316)       (1,487)
                                        -----------    ----------    ----------
      Cash distributions declared
        from operations                 $ 5,366,347    $5,554,630    $5,495,916
                                        ===========    ==========    ==========

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

         CASH AND CASH EQUIVALENTS - Investment securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents include United States Treasury securities of $1,560,172 and $2,091,603 at December 31, 1998 and 1997,
respectively, and bank repurchase agreements (which are collateralized by United States Treasury and Government obligations) of $350,093 at December 31, 1998. Short-term investments are recorded at cost plus accrued interest, which approximates market value.

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

3) PROPERTY SUBJECT TO OPERATING LEASES:

         The following is an analysis of the Partnership's investment, at cost, in property subject to operating leases by major class at December 31, 1998 and 1997:

                                                  1998          1997
                                              -----------   -----------
         Land                                 $ 5,766,190   $ 6,773,272
         Buildings                             28,456,079    29,669,322
         Equipment                                626,781       626,781
                                              -----------   -----------
                                               34,849,050    37,069,375
         Less - Accumulated depreciation       12,884,742    12,253,903
                                              -----------   -----------

                                              $21,964,308   $24,815,472
                                              ===========   ===========

         Lease agreements provide for monthly base rentals equal to a percentage of the property's cost. As additional rent, the Property Company receives a portion of the operating revenues of the lessee equal to a percentage of gross receipts (participating rentals) from travel plaza facilities and fuel sales. The terms of the leases are eight years for equipment and 20 years for land and buildings. During the year ended December 31, 1998, CFJ and Flying J Inc., accounting for 88% of total rental and participating rental revenue, operated a total of nine Partnership properties in Idaho, Montana, California, Arizona, Iowa, Missouri, Texas and Wyoming.

Scheduled  minimum  future  rentals  (excluding   participating  rentals)  under
noncancellable operating leases as of December 31, 1998, are $4 million per year through the year 2007.

         All of the Partnership's property comprising the travel plazas was subject to agreements entered into with Flying J Inc. on September 4, 1998 in which Flying J Inc. agreed to buy the property (subject to certain conditions) for cash totaling approximately $48.5 million (see Note 6). The Partnership was the beneficiary of a letter of credit from CFJ in the amount of $599,304 (to be used as security for CFJ's lease payments), which was released on the date of sale.

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

         The following is a reconciliation of net income for financial reporting purposes to income reported for Federal income tax purposes for the years ended December 31, 1998, 1997 and 1996:
                                             1998          1997         1996
                                          ----------    ----------   ----------
         Net income for financial
           reporting purposes             $5,798,859    $4,239,903   $4,013,518
         Differences for tax purposes in:
           Depreciation                      460,584       554,950      765,189
           Gain on sale and other           (192,300)           --       17,534
                                          ----------    ----------   ----------

         Taxable income to partners       $6,067,143    $4,794,853   $4,796,241
                                          ==========    ==========   ==========

For Federal income tax reporting purposes, taxable income to partners is reported on the accrual basis of accounting and is classified as ordinary income.

         At December 31, 1998, the tax bases of the Partnership's assets and liabilities exceed the amounts recorded for financial reporting purposes by $4,956,709. This difference results primarily from the use of different depreciation methods for financial reporting and tax reporting purposes.

5) TRANSACTIONS WITH RELATED PARTIES:

         Under the terms of the Partnership agreement, the General Partner is entitled to compensation for certain services performed in connection with managing the affairs of the Partnership. During 1998, 1997 and 1996, fees paid to the General Partner were as follows:

                                           1998           1997           1996
                                         --------       --------       --------

         Disbursable cash fee            $530,737       $549,359       $543,553
         Subordinated real estate
           disposition fee                101,574             --             --
                                         --------       --------       --------

                                         $632,311       $549,359       $543,553
                                         ========       ========       ========

         The disbursable cash fee equals 9% of all cash received by the Partnership (excluding sale proceeds) less Partnership operating expenses, only to the extent the limited partners have received an annual return of 9% (calculated quarterly) on their Adjusted Capital Contribution, as defined. A subordinated real estate disposition fee equal to three percent of the selling price on the disposition of any real property (subject to certain limitations) is payable to the General Partner only after the limited partners have received an amount equal to their Adjusted Capital Contribution, as defined, and a cumulative, non-compounded return of 10% per annum on their Adjusted Capital Contribution. A subordinated real estate disposition fee amounting to $101,574 has been accrued by the Partnership representing three percent of the selling price of the Boise, Idaho travel plaza, which was sold in February 1998 for a cash sales price of $3,385,784.

         An affiliate of the General Partner incurs expenses on behalf of the Partnership for maintenance of the books and records and for computer, investor and legal services performed for the Partnership. These expenses are reimbursable in accordance with the Partnership agreement and are less than the amount that the Partnership would have paid to independent parties for comparable services. The Partnership reimbursed the affiliate $67,381 in 1998, $35,018 in 1997 and $30,001 in 1996 for such expenses.

6) SUBSEQUENT EVENT - SALE OF SUBSTANTIALLY ALL ASSETS:

         The Partnership entered into purchase agreements with Flying J Inc. on September 4, 1998 to sell substantially all of the Partnership's assets (those assets comprising the travel plazas) for cash of $45,508,869 (the original sales price of $48,534,216 for the ten travel plazas, less the Ellensburg, Washington travel plaza referred to below). The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of investors holding a majority of the partnership units was achieved on October 26, 1998. The sale transaction was completed on March 22, 1999 and the Partnership recognized a gain of approximately $24.9 million on the sale. The net cash proceeds from this sale are being held in U.S. government securities pending distribution to investors. The lessee of the Ellensburg, Washington travel plaza has signed a purchase agreement dated March 30, 1999 related to the remaining travel plaza for a sales price of $3,025,347, which will result in a pro forma gain of approximately $1.8 million. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the travel plazas sold. A subordinated real estate disposition fee of approximately $1.5 million will be paid to the General Partner related to the sales of the travel plazas. Upon consummation of the sale of the Ellensburg, Washington travel plaza, the General Partner will begin the process of winding down the affairs of the Partnership that includes liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The liquidation of the Partnership is expected to be completed in June 1999.

         As part of the sale of the travel plazas, approximately $320,000 (representing less than one percent of the aggregate sales price) may, at the General Partner's discretion, be deposited in a trust (the "Trust Fund") with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation, dissolution and winding up of the affairs of the Partnership during a period of up to 36 months following the liquidation date. At the end of this period, final decisions will be made in settlement of all disputed claims, if any, and the remaining balance of the Trust Fund will be disbursed to the limited partners.

                                                                    SCHEDULE III
                                                                     Page 1 of 2

            PARTICIPATING INCOME PROPERTIES 1986, L. P. AND AFFILIATE
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998


                                     Initial Cost to Partnership and
                                    Gross Amount at December 31, 1998
                               -------------------------------------------

Travel Plaza Location          Land       Buildings   Equipment     Total
---------------------          ----       ---------   ---------     -----
Eloy, Arizona               $  458,740  $ 3,558,260  $      --  $ 4,017,000
Thousand Palms, California     809,050    2,757,950         --    3,567,000
Post Falls, Idaho              351,320    1,818,680         --    2,170,000
Clive, Iowa                    307,250    6,191,750         --    6,499,000
Truxton, Missouri              403,600    3,803,400         --    4,207,000
Butte, Montana                 242,710    1,631,290    259,000    2,133,000
Amarillo, Texas              1,326,000    2,814,000         --    4,140,000
Ellensburg, Washington         533,040    1,266,113         --    1,799,153
Evanston, Wyoming              622,640    1,188,476    367,781    2,178,897
Cheyenne, Wyoming              711,840    3,426,160         --    4,138,000
                            ----------  -----------  ---------  -----------

TOTAL                       $5,766,190  $28,456,079  $ 626,781  $34,849,050
                            ==========  ===========  =========  ===========


                                  Accumulated Depreciation
                              ---------------------------------
                                                                       Date
Travel Plaza Location         Buildings    Equipment      Total      Acquired
---------------------         ---------    ---------      -----      --------
Eloy, Arizona               $ 1,544,384   $      --   $ 1,544,384    Aug. 1988
Thousand Palms, California    1,206,603          --     1,206,603    Jul. 1988
Post Falls, Idaho               909,340          --       909,340    Jan. 1987
Clive, Iowa                   2,708,891          --     2,708,891    Jul. 1988
Truxton, Missouri             1,663,988          --     1,663,988    Jul. 1988
Butte, Montana                  745,466     233,099       978,565    Jul. 1987
Amarillo, Texas               1,108,821          --     1,108,821    Jun. 1988
Ellensburg, Washington          562,681          --       562,681    Sep. 1987
Evanston, Wyoming               346,639     367,781       714,420    Dec. 1987*
Cheyenne, Wyoming             1,487,049          --     1,487,049    Aug. 1988
                            -----------   ---------   -----------

TOTAL                       $12,283,862   $ 600,880   $12,884,742
                            ===========   =========   ===========

* Restaurant reconstructed during 1991

                                                                    SCHEDULE III
                                                                     Page 2 of 2

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998

NOTES:

(1) There are no encumbrances on the properties. The properties are subject to a purchase agreement whereby Flying J Inc. has agreed, subject to certain conditions, to purchase the properties for an aggregate cash price of approximately $48.5 million.

(2) Cost for Federal income tax purposes is the same as cost for financial reporting purposes.

(3) All buildings and equipment are depreciated over estimated useful lives of 24 and eight years, respectively. Substantially all of the buildings and equipment were purchased as new properties.

(4) Transactions in real estate, equipment and accumulated depreciation during 1998, 1997 and 1996 are summarized as follows:

                                                                    Accumulated
                                                     Cost          Depreciation
                                                 ------------      ------------

         Balance, December 31, 1995              $ 40,660,542      $ 12,233,701
                Cost of land sold                    (248,645)               --
                Cost of equipment sold             (3,342,522)       (2,855,684)
                Depreciation expense                       --         1,559,843
                                                 ------------      ------------

         Balance, December 31, 1996                37,069,375        10,937,860
                Depreciation expense                       --         1,316,043
                                                 ------------      ------------

         Balance, December 31, 1997                37,069,375        12,253,903
                Cost of real estate sold           (2,220,325)         (560,282)
                Depreciation expense                       --         1,191,121
                                                 ------------      ------------

         Balance, December 31, 1998              $ 34,849,050      $ 12,884,742
                                                 ============      ============

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To FFCA Investor Services Corporation 86-B:


We have audited the accompanying balance sheet of FFCA INVESTOR SERVICES CORPORATION 86-B (a Delaware corporation) as of December 31, 1998. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of FFCA Investor Services Corporation 86-B as of December 31, 1998, in conformity with generally accepted accounting principles.

                                               /s/ Arthur Andersen LLP

Phoenix, Arizona,
  March 22, 1999.

                     FFCA INVESTOR SERVICES CORPORATION 86-B
                        BALANCE SHEET - DECEMBER 31, 1998

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

                     FFCA INVESTOR SERVICES CORPORATION 86-B

                             NOTES TO BALANCE SHEET
                                DECEMBER 3l, l998

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

                   PARTICIPATING INCOME PROPERTIES 1986, L.P.
                                       AND
                     FFCA INVESTOR SERVICES CORPORATION 86-B

                         -----------------------------
                                  EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

                            Exhibit
                            -------

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

                                                        1986 Form 10-K
                                                          Exhibit No.
                                                          -----------

                  Depositary   Agreement   of   the          3-C
                  Partnership.

                  The Certificate of  Incorporation          3-D
                  which   governs   FFCA   Investor
                  Services   Corporation  86-B,  as
                  filed with the Secretary of State
                  of Delaware on June 23, 1986.

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

          Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrant's Form 8-K dated March 22, 1999, Commission File No. 0-16720, are incorporated herein by this reference.

                                                                 March 22, 1999,
                                                                    Form 8-K
                                                                   Exhibit No.
                                                                   -----------
                    Purchase  Agreement  dated as of September 4,      10.01
                    1998, between FFCA/PIP 1986 Property Company and CFJ Plaza Company III LLC

                    Purchase  Agreement  dated as of September 4,      10.02
                    1998, between FFCA/PIP 1986 Property Company and FJI Plaza Company LLC

                    Purchase  Agreement  dated as of September 4,      10.03
                    1998, between FFCA/PIP 1986 Property Company and Flying J Real Estate Enterprises Inc., including the First Amendment thereto dated as of March 22, 1999

                    Purchase  Agreement  dated as of September 4,      10.04
                    1998, between FFCA/PIP 1986 Property Company and CFJ Plaza Company II LLC

                    Purchase  Agreement  dated as of September 4,      10.05
                    1998, between FFCA/PIP 1986 Property Company and CFJ Plaza Company I LLC

                    Extension Agreement dated March 22, 1999           10.06

                    Assignment of purchase  agreement dated as of      10.07
                    March 22, 1999,  between Flying J Real Estate
                    Enterprises Inc. and FJI Plaza Company LLC