Form 10-Q
period 1999-03-31
PARTICIPATING INCOME PROPERTIES 1986 LP; FFCA INVESTOR SERVICES CORP 86-B
filed 1999-05-17
CIK 797977, 797978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     March 31, 1999
                               ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from to ________________ to ____________________

                         Commission file number 0-16720
                         Commission file number 0-16721

                   PARTICIPATING INCOME PROPERTIES 1986, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 86-B
               ---------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                           Organizational Documents)


          Delaware                                          86-0570015
-----------------------------------                 ----------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

          Delaware                                          86-0557949
------------------------------------                ----------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                        Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                            85255
----------------------------------------            ----------------------------
(Address of principal executive offices)                     (zip code)


Co-Registrants' telephone number including area code       (480) 585-4500
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

                                Yes [X]   No [ ]

PART 1 - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS.

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                      CONSOLIDATED BALANCE SHEETS (Note 1)
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                                      March 31,     December 31,
                                                        1999           1998
                                                     -----------   ------------
                                     ASSETS

CASH AND CASH EQUIVALENTS                            $47,529,241   $  2,202,940

RECEIVABLES FROM LESSEES                                  99,940        146,270

SECURED NOTES RECEIVABLE                                  63,938         66,595

DEFERRED COSTS                                                --        208,904

PROPERTY SUBJECT TO OPERATING LEASES, at cost
  Land                                                   533,040      5,766,190
  Buildings                                            1,266,113     28,456,079
  Equipment                                                   --        626,781
                                                     -----------   ------------
                                                       1,799,153     34,849,050
  Less - Accumulated depreciation                        575,957     12,884,742
                                                     -----------   ------------

                                                       1,223,196     21,964,308
                                                     -----------   ------------

    Total assets                                     $48,916,315   $ 24,589,017
                                                     ===========   ============

                       LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS             $ 1,193,007   $  1,282,310

PAYABLE TO GENERAL PARTNER                               101,574        177,582

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 142,779         20,328

RENTAL DEPOSITS                                           38,019        114,400
                                                     -----------   ------------

    Total liabilities                                  1,475,379      1,594,620
                                                     -----------   ------------

MINORITY INTEREST                                          8,963        (15,705)
                                                     -----------   ------------
PARTNERS' CAPITAL (DEFICIT) (Note 1):
    General partner                                    1,470,009       (166,879)
    Limited partners                                  45,961,964     23,176,981
                                                     -----------   ------------

      Total partners' capital                         47,431,973     23,010,102
                                                     -----------   ------------

      Total liabilities and partners' capital        $48,916,315   $ 24,589,017
                                                     ===========   ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                   CONSOLIDATED STATEMENTS OF INCOME (Note 1)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)



                                                       1999             1998
                                                   ------------     -----------
REVENUES:
  Rental                                           $    893,351     $ 1,037,825
  Participating rentals                                 407,648         460,326
  Interest and other                                     74,312          47,544
  Gain on sale of property (Note 1)                  24,870,572       1,725,741
                                                   ------------     -----------

                                                     26,245,883       3,271,436
                                                   ------------     -----------
EXPENSES:
  General partner fees                                  119,134         235,910
  Depreciation                                          202,243         300,940
  Operating                                              50,231          51,537
                                                   ------------     -----------

                                                        371,608         588,387
                                                   ------------     -----------

OPERATING INCOME                                     25,874,275       2,683,049

LIQUIDATION COSTS (Note 1)                             (221,790)             --

MINORITY INTEREST IN INCOME                             (26,034)         (2,957)
                                                   ------------     -----------

NET INCOME                                         $ 25,626,451     $ 2,680,092
                                                   ============     ===========

NET INCOME ALLOCATED TO (Note 1):
      General partner                              $  1,648,934     $    26,801
      Limited partners                               23,977,517       2,653,291
                                                   ------------     -----------

                                                   $ 25,626,451     $ 2,680,092
                                                   ============     ===========
NET INCOME PER LIMITED PARTNERSHIP UNIT
   (based on 51,687 units held by limited
   partners) (Note 1)                              $     463.90     $     51.33
                                                   ============     ===========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Note 1)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                             Limited Partners
                              General     ----------------------
                              Partner      Number                     Total
                               Amount     of Units      Amount        Amount
                               ------     --------      ------        ------

BALANCE, December 31, 1998   $ (166,879)   51,687   $ 23,176,981   $ 23,010,102

 Net income                   1,648,934        --     23,977,517     25,626,451

 Distribution to partners,
  cash from operations          (12,046)       --     (1,192,534)    (1,204,580)
                             ----------   -------   ------------   ------------

BALANCE, March 3l, 1999      $1,470,009    51,687   $ 45,961,964   $ 47,431,973
                             ==========   =======   ============   ============

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                        1999           1998
                                                    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 25,626,451    $ 2,680,092
  Adjustments to net income:
   Depreciation                                          202,243        300,940
   Gain on sale of property                          (24,870,572)    (1,725,741)
   Minority interest in income                            26,034          2,957
   Change in assets and liabilities:
    Decrease in receivables from lessees                  46,330         10,000
    Decrease in deferred costs                           208,904             --
    Increase (decrease) in payable to general
      partner                                            (76,008)       101,574
    Increase in accounts payable and accrued
      liabilities                                        122,451          1,410
    Decrease in rental deposits                          (76,381)            --
                                                    ------------    -----------

      Net cash provided by operating activities        1,209,452      1,371,232
                                                    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                    45,409,441      3,385,784
    Principal collections on secured notes
      receivable                                           2,657          8,179
                                                    ------------    -----------

          Net cash provided by investing activities   45,412,098      3,393,963
                                                    ------------    -----------
CASH FLOWS FOR FINANCING ACTIVITIES:
    Partner distributions declared                    (1,204,580)    (1,358,287)
    Return of capital to limited partners declared            --     (3,385,784)
    Increase (decrease) in distribution payable          (89,303)     3,364,404
    Distribution to minority interest                     (1,366)        (1,533)
                                                    ------------    -----------

          Net cash used in financing activities       (1,295,249)    (1,381,200)
                                                    ------------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             45,326,301      3,383,995

CASH AND CASH EQUIVALENTS, beginning of period         2,202,940      2,402,680
                                                    ------------    -----------

CASH AND CASH EQUIVALENTS, end of period            $ 47,529,241    $ 5,786,675
                                                    ============    ===========

            PARTICIPATING INCOME PROPERTIES 1986, L.P. AND AFFILIATE

                    Note to Consolidated Financial Statements

                                 March 31, 1999

1) SUBSEQUENT EVENT AND PARTNERSHIP LIQUIDATION:

     On March 22, 1999, Participating Income Properties 1986 L.P. (the Partnership) sold substantially all of the Partnership's assets (those assets comprising nine of the ten travel plazas) and recognized a gain of approximately $24.9 million on the sale. In April 1999, the Partnership sold the Ellensburg, Washington travel plaza and recognized a gain of approximately $1.8 million on the sale. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the travel plazas. Sale proceeds have been allocated to the General Partner and the limited partners in accordance with the partnership agreement.

     In April 1999, the General Partner began the Partnership liquidation process, which includes the distribution of assets to the limited partners in accordance with the partnership agreement. The liquidation of the Partnership is expected to be completed in June 1999 and an estimate of the cost of the liquidation has been included in the Partnership's consolidated statement of operations. The net amount ultimately available for distribution to the limited partners depends on various factors, such as the actual cost of the liquidation and the amount of interest income from temporary investments received by the Partnership until completely liquidated. The General Partner estimates that the liquidating distribution will approximate $924 per limited partnership unit of which approximately $6 per unit will be deposited in a trust (the Trust Fund) with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation of the Partnership for a period of up to 24 months following the effective date of the trust agreement, at which time, as long as there are no unresolved claims, the remaining balance of the Trust Fund will be disbursed to the limited partners.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Participating Income Properties 1986, L.P., a Delaware limited partnership, (the Registrant), entered into purchase agreements with Flying J Inc. on September 4, 1998 to sell substantially all of the Registrant's assets (those assets comprising the travel plazas) for cash of $45,508,869 (the original sales price of $48,534,216 for the ten travel plazas, less the Ellensburg, Washington travel plaza referred to below). The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of the limited partners holding a majority of the partnership units was achieved on October 26, 1998. The sale transaction was completed on March 22, 1999 and the Registrant recognized a gain of approximately $24.9 million on the sale. The net cash proceeds from this sale are being held in U.S. government securities pending distribution to the limited partners. In April 1999, the Partnership sold the Ellensburg, Washington travel plaza to its lessee for a sales price of $3,025,347, which resulted in a gain of approximately $1.8 million. The sale of the travel plazas represents the disposition of substantially all of the Registrant's assets and the Registrant has no further liability in connection with any of the travel plazas. In April 1999, the General Partner began the Registrant liquidation process that includes the distribution of assets to the limited partners in accordance with the partnership agreement. The liquidation of the Registrant is expected to be completed in June 1999 and an estimate of the cost of the liquidation has been included in the Registrant's consolidated statement of operations.

The net amount ultimately available for distribution to the limited partners depends on various factors, such as the actual cost of the liquidation and the amount of interest income from temporary investments received by the Registrant until completely liquidated. The General Partner estimates that the liquidating distribution will approximate $924 per limited partnership unit of which approximately $6 per unit will be deposited in a trust (the Trust Fund) with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation of the Registrant for a period of up to 24 months following the effective date of the trust agreement, at which time, as long as there are no unresolved claims, the remaining balance of the Trust Fund will be disbursed to the limited partners.

The Registrant declared a cash distribution from operations to the limited partners of $1,192,534 for the quarter ended March 31, 1999 (the period). During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

During the period, the Registrant received base rental revenue pursuant to its travel plaza lease arrangements in the amount of $893,351. Rental revenue was lower in 1999 because all but one of the travel plazas were sold prior to the end of the quarter. The Registrant received or accrued participating rentals of $407,648 for the period representing a decrease from participating rentals of $460,326 for the comparable period of 1998, primarily related to the sale of the travel plaza properties.

Operating expenses for the quarter ended March 31, 1999, decreased $216,779 from the comparable period of the prior year primarily due to the decrease in the general partner fee and depreciation expense. The General Partner's management fee was higher in 1998 due to the Registrant's sale of the Boise, Idaho travel plaza in February 1998 which resulted in a $101,574 subordinated real estate disposition fee payable to the General Partner. Depreciation expense was lower this period due to the sale of the travel plaza property.

The increase in total assets reflected in the Registrant's consolidated financial statements filed with this Report is attributable to the cash proceeds received from the sale of travel plaza property (prior to distribution of the proceeds to the limited partners).

In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature, except those adjustments related to the liquidation and dissolution of the Registrant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The financial instruments held by the Registrant at March 31, 1999 consist of cash equivalents (primarily investments in U.S. Treasury securities or repurchase agreements that are collateralized by U.S. Treasury and government obligations) and receivables from lessees that are short- term in nature and do not subject the Registrant to a material exposure to changes in interest rates.

                     FFCA INVESTOR SERVICES CORPORATION 86-B

                         BALANCE SHEET - MARCH 31, 1999

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

                                   PARTICIPATING INCOME PROPERTIES 1986, L.P.

                                   By FFCA MANAGEMENT COMPANY LIMITED
                                   PARTNERSHIP
                                   General Partner


                                   By PERIMETER CENTER MANAGEMENT COMPANY
                                      Corporate General Partner


Date: May 5, 1999                  By /s/ John Barravecchia
                                      ------------------------------------------
                                      John Barravecchia, Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FFCA INVESTOR SERVICES CORPORATION 86-B



Date: May 5, 1999                        By /s/ John Barravecchia
                                         ---------------------------------------
                                         John Barravecchia, President